Form 10-Q
period 2021-09-30
Arteris, Inc.
filed 2021-12-01
CIK 1667011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40960
Arteris, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-0117058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

595 Millich Dr. Suite 200
Campbell, CA 95008
(408) 470-7300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.001 par value	AIP	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of November 26, 2021, there were 31,254,895 shares of the registrant’s Class A common stock outstanding.

		Page
Part I. Financial Information		3
Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	3
	Condensed Consolidated Statements of Loss and Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit for the Three and Nine Months Ended September 30, 2021 and 2020	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41
Part II. Other Information		42
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
Signatures		46

Part I - Financial Information
Item 1. Financial Statements
Arteris, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	As of
	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash	$11,241	$11,744
Accounts receivable, net	8,123	14,350
Prepaid expenses and other current assets	5,047	2,858
Total current assets	24,411	28,952
Property and equipment, net	2,256	2,365
Operating lease right-of-use assets	2,974	2,753
Intangibles, net	3,052	3,409
Goodwill	2,677	2,677
Other assets	5,229	2,580
TOTAL ASSETS	$40,599	$42,736
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,531	$1,116
Accrued expenses and other current liabilities	9,577	7,249
Operating lease liabilities, current	980	767
Deferred revenue, current	23,707	17,894
Vendor financing arrangements, current	759	643
Term loan, current	100	557
Total current liabilities	36,654	28,226
Deferred revenue, noncurrent	14,541	15,014
Operating lease liabilities, noncurrent	2,054	2,079
Vendor financing arrangements, noncurrent	345	727
Other liabilities	1,986	2,986
Total liabilities	55,580	49,032
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock, par value of $0.001 - 4,471,316 shares authorized; 4,471,316 shares issued and outstanding as of September 30, 2021 and December 31, 2020 (aggregate liquidation preference of $5,768 as of September 30, 2021 and December 31, 2020)	5,712	5,712
Stockholders' deficit:
Common stock, par value of $0.001 - 36,525,154 and 31,525,154 shares authorized as of September 30, 2021 and December 31, 2020; 20,607,851 and 18,486,989 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	21	18
Additional paid-in capital	10,518	3,612
Accumulated other comprehensive loss	(31)	(31)
Accumulated deficit	(31,201)	(15,607)
Total stockholders' deficit	(20,693)	(12,008)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$40,599	$42,736
See accompanying notes to condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue
Licensing, support and maintenance	$8,136	$5,211	$24,353	$14,005
Variable royalties and other	823	1,218	2,077	3,361
Total revenue	8,959	6,429	26,430	17,366
Cost of revenue	883	227	2,618	1,118
Gross profit	8,076	6,202	23,812	16,248
Operating expenses:
Research and development	7,609	4,011	20,572	11,842
Sales and marketing	3,242	2,240	7,971	6,345
General and administrative	1,742	2,570	9,754	4,993
Total operating expenses	12,593	8,821	38,297	23,180
Loss from operations	(4,517)	(2,619)	(14,485)	(6,932)
Interest and other expense, net	(183)	(26)	(497)	(111)
Loss before provision for income taxes	(4,700)	(2,645)	(14,982)	(7,043)
Provision for income taxes	268	1,199	612	3,793
Net loss and comprehensive loss	$(4,968)	$(3,844)	$(15,594)	$(10,836)

Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.22)	$(0.79)	$(0.62)

Weighted average shares used in computing per share amounts, basic and diluted	20,578,386	17,628,023	19,768,574	17,495,311
See accompanying notes to condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Stockholders’ Deficit
					Additional	Accumulated Other
			Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

BALANCE—June 30, 2021	4,471,316	$5,712	20,525,254	$21	$10,054	$(31)	$(26,233)	$(16,189)
Issuance of common stock for cash upon exercise of stock options	—	—	60,395	—	31	—	—	31
Issuance of common stock for settlement of restricted stock units	—	—	22,202	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	433	—	—	433
Net loss	—	—	—	—	—	—	(4,968)	(4,968)
BALANCE—September 30, 2021	4,471,316	$5,712	20,607,851	$21	$10,518	$(31)	$(31,201)	$(20,693)

	Three Months Ended September 30, 2020
	Redeemable Convertible Preferred Stock		Stockholders’ Deficit
					Additional	Accumulated Other
			Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

BALANCE—June 30, 2020	4,471,316	$5,712	17,563,777	$18	$3,179	$(18)	$(19,339)	$(16,160)
Issuance of common stock for cash upon exercise of stock options	—	—	37,062	—	20	—	—	20
Issuance of common stock for settlement of restricted stock units	—	—	66,237	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	111	—	—	111
Net loss	—	—	—	—	—	—	(3,844)	(3,844)
BALANCE—September 30, 2020	4,471,316	$5,712	17,667,076	$18	$3,310	$(18)	$(23,183)	$(19,873)
See accompanying notes to condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Stockholders’ Deficit
					Additional	Accumulated Other
			Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

BALANCE—December 31, 2020	4,471,316	$5,712	18,486,989	$18	$3,612	$(31)	$(15,607)	$(12,008)
Issuance of common stock	—	—	1,250,000	2	5,435	—	—	5,437
Issuance of common stock for cash upon exercise of stock options	—	—	832,329	1	327	—	—	328
Issuance of common stock for settlement of restricted stock units	—	—	38,533	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,144	—	—	1,144
Net loss	—	—	—	—	—	—	(15,594)	(15,594)
BALANCE—September 30, 2021	4,471,316	$5,712	20,607,851	$21	$10,518	$(31)	$(31,201)	$(20,693)

	Nine Months Ended September 30, 2020
	Redeemable Convertible Preferred Stock		Stockholders’ Deficit
					Additional	Accumulated Other
			Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

BALANCE—December 31, 2019	4,471,316	$5,712	17,349,695	$17	$2,918	$(18)	$(12,347)	$(9,430)
Issuance of common stock for cash upon exercise of stock options	—	—	233,644	1	111	—	—	112
Issuance of common stock for settlement of restricted stock units	—	—	83,737	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	281	—	—	281
Net loss	—	—	—	—	—	—	(10,836)	(10,836)
BALANCE—September 30, 2020	4,471,316	$5,712	17,667,076	$18	$3,310	$(18)	$(23,183)	$(19,873)
See accompanying notes to condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,594)	$(10,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,107	658
Stock-based compensation	1,144	281
Operating non-cash lease expense	(221)	380
Other, net	(8)	8
Changes in operating assets and liabilities:
Accounts receivable, net	6,226	2,437
Prepaid expenses and other assets	(3,932)	(21)
Accounts payable	415	178
Accrued expenses and other liabilities	1,328	4,109
Operating lease liabilities	189	(374)
Deferred revenue	5,340	2,678
Net cash used in operating activities	(4,006)	(502)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(488)	(523)
Net cash used in investing activities	(488)	(523)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,435	—
Proceeds from PPP Loan	—	1,603
Payments of principal portion of Term loan	(450)	(450)
Principal payments under vendor financing arrangements	(418)	(321)
Proceeds from exercise of stock options	330	112
Payments of deferred offering costs	(906)	—
Other	—	(5)
Net cash provided by financing activities	3,991	939
NET DECREASE IN CASH	(503)	(86)
CASH, beginning of period	11,744	13,938
CASH, end of period	$11,241	$13,852

Noncash investing and financing activities:
Property and equipment included in vendor financing	$1,105	$1,505
Recognition of new right-of-use assets and lease liabilities for lease modification	$718	$148
Unpaid deferred offering costs	$1,749	$—
See accompanying notes to condensed consolidated financial statements.

ARTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    DESCRIPTION OF BUSINESS
Description of the Business
Arteris, Inc. and its subsidiaries (collectively, the “Company” or “Arteris”) was incorporated in Delaware on April 12, 2004. The Company develops, licenses, and supports the on-chip interconnect fabric technology used in System-on-Chip (“SoC”) designs for a variety of devices and in the development and distribution of Network-on-Chip (“NoC”) interconnect intellectual property (“IP”). The Company also provides software and services to enable efficient deployment of NoC IP, IP support & maintenance services, professional services and training and on-site support services. The Company is headquartered in Campbell, California and has offices in the United States, France, Japan, Korea and China.
COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic which has resulted in substantial global economic disruption and uncertainty. In response to the COVID-19 pandemic, the measures implemented by various authorities have caused us to change the Company’s business practices, including those related to where employees work, the distance between employees in the Company’s facilities, limitations on in-person meetings between employees and with customers, suppliers, service providers and stakeholders, as well as restrictions on business travel to domestic and international locations and to attend trade shows, technical conferences and other events.

The Company is unable to accurately predict the full impact that COVID-19 will have on its future results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. The Company will continue to monitor health orders issued by applicable governments to ensure compliance with evolving domestic and global COVID-19 guidelines.
Initial Public Offering
In October, 2021, the Company completed its initial public offering (“IPO”), in which it issued and sold 5,750,000 shares of its common stock at the public offering price of $14.00 per share, including 750,000 shares of its common stock upon the full exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds of $71.1 million after deducting underwriting discounts and commissions and estimated offering expenses. In connection with the IPO, all of the shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into an aggregate of 4,471,316 shares of the common stock.

Deferred offering costs consist primarily of accounting, legal and other fees related to the IPO. Prior to the IPO, all deferred offering costs were capitalized and included in other assets, non-current on the condensed consolidated balance sheets. Upon completion of the IPO, deferred offering costs were reclassified into stockholders’ equity as a reduction of the IPO proceeds.

2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 and the related notes included in the Company’s final prospectus dated October 26, 2021 that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-259988) that was filed with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) on October 28, 2021 (“Final Prospectus”). The December 31, 2020 condensed consolidated balance sheet was derived from the audited consolidated financial statements as of that date. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the condensed consolidated financial statements.
The operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Arteris, Inc. and its wholly-owned subsidiaries. All inter-company transactions and accounts have been eliminated.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to, among others, revenue recognition, the useful lives of assets, assessment of recoverability of property, plant and equipment, fair values of goodwill and other intangible assets, including impairments, leases, allowances for doubtful accounts, deferred tax assets and related valuation allowance, stock-based compensation, potential reserves relating to litigation and tax matters, collectability of certain receivable, as well as other accruals or reserves. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentration of credit risk consist of cash and accounts receivable. The Company maintains cash in checking and savings deposits. Management believes no significant concentration risk exists with respect to cash as in management’s judgment the banks that hold the Company’s cash are financially stable. The Company deposits cash with high-credit-quality financial institutions which, at times, may exceed federally insured amounts.
The Company’s accounts receivable are derived principally from revenue earned from customers located in Asia Pacific and the Americas regions.

Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	As of
	September 30, 2021	December 31, 2020
Customer A	15%	31%
Customer B	*	20%
*Customer accounted for less than 10% of total accounts receivable at period end.
Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Customer A	23%	20%	23%	21%
Customer C	*	13%	*	12%
Customer D	*	*	*	10%
*Customer accounted for less than 10% of total revenue in the period.
Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies disclosed during the nine months ended September 30, 2021 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2020 and the related notes included in the Final Prospectus.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes. This Update removes certain exceptions for performing intraperiod tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. The Company adopted ASU 2019-12 on January 1, 2021 and the adoption had no material impact on the Company’s unaudited condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in May 2019 issued ASU No. 2019-05, Credit Losses (Topic 326): Targeted Transition Relief (collectively referred to as “Topic 326”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. Topic 326 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. Topic 326 is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-14, Retirement Benefits: Changes to the Disclosure Requirements for Defined Benefit and other Postretirement Plan (Subtopic 715-20), that adds, removes, and clarifies disclosures requirements for defined benefit and other postretirement plans. This ASU will be effective for the Company for fiscal years ending after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU will be effective for the Company for fiscal years beginning after December 15, 2020, and all interim periods beginning after December 15, 2021. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). The amendments in this ASU simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, the guidance removes the liability and equity separation models for convertible instruments. Instead, entities will account for convertible debt instruments wholly as debt unless convertible instruments contain features that require bifurcation as a derivative or that result in substantial premiums accounted for as paid-in capital. The guidance also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. The guidance is effective for the Company for fiscal years beginning after December 15, 2023, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a retrospective or modified retrospective basis. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.
3.    REVENUE
Disaggregated Revenue
The following table shows revenue by product and services groups (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Licensing, support and maintenance	$8,136	$5,211	$24,353	$14,005
Variable royalties	739	832	1,913	2,679
Other	84	386	164	682
Total	$8,959	$6,429	$26,430	$17,366
Contract Balances
The following table provides information about accounts receivable, net, contract assets and deferred revenue (in thousands):

	As of
	September 30, 2021	December 31, 2020
Accounts receivable, net	$8,123	$14,350
Contract assets	$1,183	$1,359
Deferred revenue	$(38,248)	$(32,908)

The Company recognized revenue of $6.2 million and $5.0 million for the three months ended September 30, 2021 and 2020, respectively, and $14.7 million and $11.7 million for the nine months ended September 30, 2021 and 2020, respectively, that was included in the deferred revenue balance at the beginning of the respective periods.
Contracted but unsatisfied performance obligations were $41.3 million and $37.6 million as of September 30, 2021 and December 31, 2020, respectively, and included unearned revenue and non-cancelable Flexible Spending Account (“FSA”) Agreements from customers where actual product selection and quantities of specific products are to be determined by customers at a future period. FSA commitments amounted to $3.0 million and $4.7 million as of September 30, 2021 and December 31, 2020, respectively. The Company has elected to exclude the potential future royalty receipts from the remaining performance obligations. The contracted but unsatisfied or partially unsatisfied performance obligations, excluding non-cancelable FSA, expected to be recognized in revenue over the next 12 months as of September 30, 2021 are $23.4 million, with the remainder recognized thereafter.
The following table is a rollforward of deferred revenue as of September 30, 2021 and December 31, 2020 (in thousands):

As of September 30, 2021

Deferred revenue licensing, support and maintenance - balance as of December 31, 2020	32,908
Additions	29,857
Revenue recognized	(24,517)
Deferred revenue licensing, support and maintenance - balance as of September 30, 2021	$38,248

As of December 31, 2020
Deferred revenue licensing, support and maintenance - beginning balance as of December 31, 2019	$23,116
Additions	37,200
Revenue recognized	(27,408)
Deferred revenue licensing, support and maintenance - ending balance as of December 31, 2020	$32,908
The Company recognized $0.7 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively, and $1.9 million and $2.7 million for the nine months ended September 30, 2021 and 2020, respectively, from performance obligations satisfied from sales-based royalties earned during the periods.
Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract with a customer consist primarily of direct sales commissions incurred upon execution of the contract. These costs are required to be capitalized under ASC 340-40, Other Assets and Deferred Costs — Contracts With Customers, and amortized over the license term. As direct sales commissions paid for term extensions are commensurate with the amounts paid for initial contracts, the deferred incremental costs for initial contracts and for term extensions are recognized over the respective contract terms. Total capitalized direct commission costs were as follows (in thousands):

	As of
	September 30, 2021	December 31, 2020
Short-term commissions capitalized in prepaid expenses and other current assets	$1,660	$1,079
Long-term commissions capitalized in other assets	1,325	1,479
Total	$2,985	$2,558

Amortization of capitalized sales commissions was $0.6 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $1.5 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively.
Amortization of capitalized sales commissions are included in sales and marketing expense in the condensed consolidated statements of loss and comprehensive loss.
4.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(4,968)	$(3,844)	$(15,594)	$(10,836)
Denominator:
Weighted-average shares outstanding - basic and diluted	20,578,386	17,628,023	19,768,574	17,495,311
Net loss per share, basic and diluted	(0.24)	$(0.22)	$(0.79)	(0.62)
Since the Company was in a loss position for all periods presented, the diluted earnings per share is equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.
The following table summarizes the potentially dilutive securities that were excluded from the calculation of diluted earnings per share because they would be anti-dilutive were as follows:

	As of
	September 30, 2021	September 30, 2020
Stock options	5,964,043	6,775,313
Restricted stock units	3,935,229	239,613
Preferred stock	4,471,316	4,471,316
Total	14,370,588	11,486,242
5.    FAIR VALUE MEASUREMENTS
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Certain non-financial assets, such as intangible assets and property, plant and equipment, are remeasured at fair value only if an impairment or observable price adjustment is recognized in the current period.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include the term loan and vendor financing arrangements. The aggregate carrying value of the term loan and vendor financing agreements were $1.2 million and $1.9 million as of September 30, 2021 and December 31, 2020, respectively. The estimated fair values of these financial instruments approximate their carrying values and are categorized as Level 2 within the fair value hierarchy based on the nature of the fair value inputs.
The Company’s borrowings under its term loan facility and vendor financing arrangements are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities.

6.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets, net
Intangible assets, net consisted of the following (in thousands):

	As of
	September 30, 2021	December 31, 2020
Developed technology	$1,700	$1,700
Customer relationships	1,100	1,100
IPR&D	500	500
Trade name	150	150
Total intangible assets	3,450	3,450
Less: accumulated amortization	(398)	(41)
Total intangible assets, net	$3,052	$3,409
Amortization expense of intangible assets was $0.1 million and nil for the three months ended September 30, 2021 and 2020, respectively, and $0.4 million and nil for the nine months ended September 30, 2021 and 2020, respectively.
Goodwill
As of September 30, 2021 and December 31, 2020, goodwill was $2.7 million. No goodwill impairments were recorded during the three and nine months ended September 30, 2021 and 2020.
7.    LEASES
The Company leases its offices at various locations under noncancelable operating lease agreements expiring at various dates through 2027. Under the terms of these agreements, the Company also bears the costs for certain insurance, property tax, and maintenance. The terms of certain lease agreements provide for increasing rental payments at fixed intervals.
Total operating lease related costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$333	$171	$807	$490
Short-term lease cost	25	18	77	61
Total lease cost	$358	$189	$884	$551
The weighted-average remaining term of the Company’s operating leases was 3.7 years and 4.4 years as of September 30, 2021 and December 31, 2020, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 7.5% as of both September 30, 2021 and December 31, 2020.

Maturities of operating lease liabilities as of September 30, 2021 were as follows (in thousands):

Fiscal year ending December 31,
Remainder of 2021	$302
2022	1,105
2023	945
2024	439
2025	274
Thereafter	424
Total undiscounted cash flows	$3,489
Less: imputed interest	(455)
Present value of lease liabilities	$3,034

Operating lease liabilities, current	$980
Operating lease liabilities, non-current	2,054
$3,034
See Note 9, for contractual noncancelable commitments.
8.    BORROWINGS
Term loans—
In November 2018, the Company entered into a business financing agreement (“2018 Term Loan”) of $1.5 million with a bank with a maturity date of November 2021, and payable on a monthly basis of approximately $50 thousand with the beginning six months being interest only payments. The interest rate on the 2018 Term Loan is prime plus 2%. The debt issuance costs related to the 2018 Term Loan was approximately $26 thousand during the year ended December 31, 2018. Debt issuance costs were recorded as a direct reduction against the debt and amortized over the life of the associated debt as a component of interest expense using the effective interest method. Borrowings under the term loan are collateralized by substantially all the assets of the Company.
Under the terms of the 2018 Term Loan, the Company is required to comply with certain financial and nonfinancial covenants. Any failure to comply with these covenants and any other obligations under the agreement could result in an event of default, which would allow the Lender to require accelerated repayments of amounts owed. As of September 30, 2021 and December 31, 2020, the Company was in compliance with the financial and non-financial covenants.
As of September 30, 2021 and December 31, 2020, the Company had $0.1 million and $0.6 million outstanding balance, net of debt issuance costs, under the 2018 Term Loan, of which nil was classified as long-term liabilities, respectively.
The contractual future repayments of the 2018 Term Loan as of September 30, 2021 were as follows (in thousands):

Amount
Remainder of 2021	$101
Less: interest	(1)
Less: unamortized debt issuance cost	—
Term loan, net of interest and debt issuance cost	$100

Revolving line of credit—The Company has a revolving line of credit, under the business financing agreement dated August 2015, with a Lender for $1.5 million that matured in August 2018 and renewed in November 2018 for another three years with a maturity date of November 2021 for $2.0 million (“2018 Revolver”). The interest rate for the 2018 Revolver is prime plus 1%, and the 2018 Revolvers were not used as of both September 30, 2021 and December 31, 2020.
Vendor financing arrangements—The Company has various vendor financing arrangements with extended payment terms on the purchase of software licenses and equipment. In order to determine the present value of the commitments, the Company used an imputed interest rate of 7.5%, which is reflective of its collateralized borrowing rate with similar terms to that of the software licenses and equipment transactions.
Vendor financing arrangements were as follows (in thousands):

Amount
Remainder of 2021	$193
2022	712
2023	259
Total undiscounted cash flows	$1,164
Less: imputed interest	(60)
Present value of vendor financing arrangements	$1,104

Vendor financing arrangements, current	$759
Vendor financing arrangements, noncurrent	345
$1,104
Interest expense from term loan and vendor financing arrangements was less than $0.1 million for the three months ended September 30, 2021 and 2020, and $0.1 million for the nine months ended September 30, 2021 and 2020.
9.    COMMITMENTS AND CONTINGENCIES
Indemnifications—The Company enters into indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified parties for losses suffered or incurred by such indemnified parties. The term of these indemnification agreements is generally perpetual beginning on the execution date of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these agreements. The Company has also indemnified its directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer, other than liabilities arising from willful misconduct of the individual.
The Company has no obligations from these indemnification agreements and the condensed consolidated financial statements do not include liabilities for any potential obligations as of September 30, 2021 and December 31, 2020.
Legal—In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. Although claims are inherently unpredictable, the Company currently is not aware of any matters that may have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
The Company has no other contractual noncancelable commitments as of September 30, 2021 and December 31, 2020.

10.     REDEEMABLE CONVERTIBLE PREFERRED STOCK AND COMMON STOCK
Redeemable Convertible Preferred Stock—The Company’s redeemable convertible preferred stock is issuable in series individually referred to as Series A Preferred. The holders of redeemable convertible preferred stock have the following rights, preferences, privileges and restrictions:
Dividends
The Company shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company unless the holders of the Series A Preferred Stock then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series A Preferred Stock in an amount at least equal to (i) in the case of a dividend on Common Stock or any class or series that is convertible into Common Stock, that dividend per share of Series A Preferred Stock would equal the product of (A) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into Common Stock and (B) the number of shares of Common Stock issuable upon conversion of a share of Series A Preferred Stock, in each case calculated on the record date for determination of holders entitled to receive such dividend or (ii) in the case of a dividend on any class or series that is not convertible into Common Stock, at a rate per share of Series A Preferred Stock determined by (A) dividing the amount of the dividend payable on each share of such class or series of capital stock by the original issuance price of such class or series of capital stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to such class or series) and (B) multiplying such fraction by an amount equal to the Series A Original Issue Price (as defined below); provided that, if the Company declares, pays or sets aside, on the same date, a dividend on shares of more than one class or series of capital stock of the Company, the dividend payable to the holders of Series A Preferred Stock shall be calculated based upon the dividend on the class or series of capital stock that would result in the highest Series A Preferred Stock dividend. The Series A Original Issue Price shall mean $1.29 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A Preferred Stock. The Company has not declared dividends for the nine months ended September 30, 2021 and 2020.
Liquidation
Preferential payments to holders of Series A preferred stock—In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or Deemed Liquidation Event, the holders of shares of Series A Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of Common Stock by reason of their ownership thereof, an amount per share equal the Series A Original Issue Price ($1.29 per share), plus any dividends declared but unpaid thereon. If upon any such Liquidation Event or Deemed Liquidation Event, the assets of the Company available for distribution to its stockholders shall be insufficient to pay the holders of shares of Series A Preferred Stock the full amount to which they shall be to, the holders of shares of Series A Preferred Stock shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

In the event of any Liquidation Event or Deemed Liquidation Event, after the payment of all preferential amounts required to be paid to the holders of shares of Series A Preferred Stock, the remaining assets of the Company available for distribution to its stockholders shall be distributed among the holders of the shares of Series A Preferred Stock and Common Stock, pro rata based on the number of shares held by each such holder, treating for this purpose all such securities as if they had been converted to Common Stock pursuant to the terms of this Restated Certificate immediately prior to such Liquidation Event or Deemed Liquidation Event until such holders of Series A Preferred Stock have received an aggregate amount per share of Series A Preferred Stock equal to two and a half (2.5) times the Series A Original Issue Price, plus any dividends declared but unpaid thereon; thereafter, the remaining assets of the Company available for distribution in such Liquidation Event or Deemed Liquidation Event, if any, shall be distributed ratably to the holders of the Common Stock.
Notwithstanding the foregoing, upon any Liquidation Event or Deemed Liquidation Event, each holder of Series A Preferred Stock shall be entitled to receive, for each share of Series A Preferred Stock then held, out of the assets of the Company available for distribution to its stockholders, the greater of (i) the amount of cash, securities or other property to which such holder would be entitled to receive with respect to such shares in a Liquidation Event or Deemed Liquidation Event pursuant to above or (ii) such amount per share as would have been payable had all shares of Series A Preferred Stock been converted into Common Stock immediately prior to such Liquidation Event or Deemed Liquidation Event.
Voting
On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company, each holder of outstanding shares of Series A Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the other provisions of this Restated Certificate, holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.
Optional Conversion
Each share of Series A Preferred Stock shall be convertible, at the option of the holder thereof, at any time, and without the payment of additional consideration by the holder thereof, into such number of Common Stock as is determined by dividing the Series A Original Issue Price by the Series A Conversion Price in effect at the time of conversion.
The Series A Conversion Price shall initially be equal to the Series A Original Issue Price. Such initial Series A Conversion Price, and the rate at which shares of Series A Preferred Stock may be converted into shares of Common Stock, shall be subject to adjustment for dilution related to the next qualified financing.
Mandatory Conversion
Upon either (a) the closing of the sale of shares of Common Stock to the public in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, in which (i) the cash proceeds to the Company (net of underwriting discounts, commissions and fees) are at least $25.0 million, (ii) the per share price is based on a pre-money valuation of at least $100.0 million, and (iii) the Company’s shares have been listed for trading on a national, international or transnational stock exchange (an IPO), or (b) the date and time, or the occurrence of an event, specified by vote or written consent of the Required Holders, then (1) all outstanding shares of Series A Preferred Stock shall automatically be converted into shares of Common Stock, at the then effective conversion rate and (2) such shares may not be reissued by the Company.

Redeemed or Acquired Shares
Any shares of Series A Preferred Stock that are redeemed or otherwise acquired by the Company or any of its subsidiaries shall be automatically and immediately cancelled and retired and shall not be reissued, sold or transferred. Neither the Company nor any of its subsidiaries may exercise any voting or other rights granted to the holders of Series A Preferred Stock following redemption.
Common Stock
Holders of common stock are entitled to one vote per share and to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to common stockholders. The common stock has no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to the redeemable convertible preferred stock with respect to dividend rights and rights upon liquidation, winding-up, and dissolution of the Company.
During the nine months ended September 30, 2021, 1,250,000 shares of the Company’s common stock were sold to third-party investors for an aggregate amount of $5.4 million.
Stock Repurchases
There were no repurchased shares for the three and nine months ended September 30, 2021 and 2020.
11.     STOCK-BASED COMPENSATION
2013 Stock Plan
The Board adopted and the Company’s stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”) during the year ended December 31, 2013.
2016 Stock Plan
On October 10, 2016, the Company amended and restated the 2013 Equity Incentive Plan and changed the name of the plan to Arteris, Inc. 2016 Incentive Plan (the “2016 Plan”). Adoption of the 2016 Plan provides for participation by foreign nationals or those employed outside of the United States. Each stock award granted before the Amendment and Restatement Dated will be subject to the terms of the plan that was in effect at the time of the grant of such stock award.
The 2016 Plan is administered by the Board or its delegate. Subject to the provisions of the 2016 Plan, the administrator has the power to determine the terms of awards, including: the recipients, the exercise price, if any, the number of shares subject to each award, the fair value of a share of common stock, the vesting schedule applicable to the awards, together with any vesting acceleration, and the form of consideration, if any, payable upon exercise of the award and the terms of the award agreement for use under the 2016 Plan. The administrator has the power: to construe and interpret the 2016 Plan and stock awards granted under it and to establish, amend and revoke rules for administration of the 2016 Plan including correcting defects, omissions and inconsistencies to make the award fully effective; to settle all controversies regarding the 2016 Plan and stock awards granted under it; and to accelerate the time at which a stock award may be exercised or vest.
The administrator has the authority to amend, suspend or terminate the 2016 Plan provided such action does not impair the existing rights of any participant. The 2016 Plan will automatically terminate in 2023, unless the Company terminates it sooner.

The 2016 Plan provides for the granting of the following types of stock awards: incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards. The number of shares authorized for award is 20,803,838 as of September 30, 2021.
The Company grants incentive stock options and non-statutory stock options under the 2016 Plan. Incentive stock options may be granted only to employees. The exercise price of all stock options under the 2016 Plan must not be less than 100% of the fair market value of the common stock on the date of grant. After the termination of service of a participant, he or she may exercise his or her option for the period of time stated in his or her award agreement to the extent that the option is vested on the date of termination. However, in no event may an option be exercised later than the expiration of its term. The maximum contractual term of share options is ten years from the date of grant.
The Company grants restricted stock units and restricted stock awards under the 2016 Plan. Restricted stock units and restricted stock awards under the 2016 Plan cover one share of common stock for each restricted stock unit or award. The administrator determines the terms and conditions of restricted stock units/awards including the number of units/awards granted, the vesting criteria (which may include accomplishing specified performance criteria or continued service) and the form and timing of payment. The administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed.
Under the 2016 Plan, in the event of the termination of a participant’s employment, the Company has the right to repurchase any stock issued pursuant to the 2016 Plan following the date of such termination, for a period of six months, under terms specified in the exercise notice and subject to restrictions in the 2016 Plan. Shares exercised or settled from currently outstanding awards under the 2016 Plan are generally not transferable unless permitted by the Board so long as the Company is a private company. In the event of a proposed transfer to a third party of shares purchased by an employee that is permitted by the Board or the award agreement, the Company has a right of first refusal over such transfer.
The 2016 Plan provides that in the event of a merger or change in control, as defined under the 2016 Plan, each outstanding award will be treated as the administrator determines, in its sole discretion.
Shares Available for Future Grant
Shares available for future grant under the Company’s 2016 Plan consisted of the following:

	As of
	September 30, 2021	December 31, 2020
Shares available for future grant	1,546,715	650,170
The Company issues new shares upon a share option exercise or release.

Stock Options
The following table summarizes the stock option activities under the Company’s 2013 and 2016 Plans:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($'000s)

BALANCE—December 31, 2020	7,073,584	$0.85	7.90	$13,348
Granted	—	—
Exercised	(832,329)	0.39
Canceled	(277,212)	0.71
BALANCE—September 30, 2021	5,964,043	$0.92	7.37	$43,989
Options vested and exercisable—September 30, 2021	3,312,726	$0.49	6.42	$25,871
The aggregate intrinsic value of the options exercised during the nine months ended September 30, 2021 and 2020 was $1.2 million and less than $0.1 million, respectively. The total grant-date fair value of options vested was $0.3 million and $0.2 million during the nine months ended September 30, 2021 and 2020, respectively.
The amount of cash received by the Company for the exercise of stock options was $0.3 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021, there was $1.1 million of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.8 years.
The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model. The Company determines valuation assumptions for Black-Scholes as follows:
Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes option-pricing model on the implied yield available on US Treasury zero coupon issues with an equivalent expected term of the options for each option group.
Expected Term—The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The expected term assumption is based on the simplified method. The Company expects to continue using the simplified method until sufficient information about the Company’s historical behavior is available.
Volatility—The Company determines the price volatility factor based on the historical volatilities of the Company’s peer group as the Company does not have trading history for its common stock.
Dividend Yield—The Company has never declared or paid any cash dividend and does not currently plan to pay a cash dividend in the foreseeable future. Consequently, the Company used an expected dividend yield of zero.

The following table summarizes the valuation assumptions:

Stock Options Valuation Assumptions	Nine Months Ended September 30,
2020
Fair value of common stock	$0.60
Expected volatility	33.9% - 38.2%
Expected term (in years)	5.4 - 6.1
Risk-free interest rate	0.3% - 1.5%
Expected dividend yield	0%
The Company had no stock option grants during the nine months ended September 30, 2021.
Restricted Stock Units
The following table summarizes the restricted stock units activities under the Company’s 2013 and 2016 Plans:

	Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested—December 31, 2020	843,095	$2.25
Granted	3,379,467	5.12
Vested	(38,533)	0.56
Forfeited	(248,800)	4.37
Unvested—September 30, 2021	3,935,229	$4.60
The total grant-date fair value of restricted stock units vested was less than $0.1 million during the nine months ended September 30, 2021 and 2020.
As of September 30, 2021, there was $4.5 million of unamortized stock-based compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 3.4 years.

For the nine months ended September 30, 2021, the Company granted 2.7 million restricted stock units (“RSU”) with both a service-based vesting condition and a performance-based vesting condition. The service-based vesting condition for these awards is generally satisfied by rendering continuous service for approximately four years, during which time the grants will vest periodically. The performance-based vesting condition of certain awards is satisfied in connection with the Company becoming a publicly listed company or a change in control. The Company’s IPO is not deemed probable until consummated. Accordingly, no expense is recorded related to these awards until the performance-based vesting condition becomes probable of occurring and the unamortized compensation expense related to these awards was $12.6 million as of September 30, 2021.

Stock-based Compensation
Stock-based compensation expense is recorded on a departmental basis, based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s condensed consolidated statements of loss and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$225	$68	$645	$158
Sales and marketing	38	21	114	66
General and administrative	170	22	385	57
Total stock-based compensation	$433	$111	$1,144	$281
12. INCOME TAXES
The Company’s effective tax rate was (4.1)% and (53.8)% for the nine months ended September 30, 2021 and 2020, respectively. The Company’s income tax provision was $0.6 million and $3.8 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in the Company’s year-to-date income tax provision was primarily due to a decrease in the forecasted annual foreign withholding tax. The decrease in forecasted foreign withholding tax, coupled with changes in the geographic mix of year-to-date and forecasted worldwide earnings, changes in forecasted withholding taxes, and financial results in jurisdictions which are taxed at different rates and the impact of losses in jurisdictions with full valuation allowances, has resulted in the decrease to the year-to-date income tax provision for the period ended September 30, 2021 compared to the period ended September 30, 2020.
The Company’s management continuously evaluates the need for a valuation allowance and, as of September 30, 2021, concluded that a full valuation allowance on its federal and state deferred tax assets was still appropriate. During the quarter ended September 30, 2021, management determined that a full valuation allowance was still necessary against its French net deferred tax assets.
As of September 30, 2021 and 2020, the Company’s gross liability for unrecognized tax benefits was $2.5 million and $1.9 million, respectively. As of September 30, 2021 and 2020, the Company had no accrued interest or penalties related to its unrecognized tax benefits. Although it is possible that some of the unrecognized tax benefits could be settled within the next twelve months, the Company cannot reasonably estimate the outcome at this time.
On December 27, 2020, the U.S. government enacted the Consolidated Appropriations Act, 2021, which enhances and expands certain provisions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. This legislative act did not have a material impact on the Company's condensed consolidated financial statements.
On March 11, 2021, the American Rescue Plan Act of 2021 (“American Rescue Plan”) was signed into law to provide additional relief in connection with the ongoing COVID-19 pandemic. The American Rescue Plan includes, among other things, provisions relating to PPP loan expansion, defined pension contributions, excessive employee remuneration, and the repeal of the election to allocate interest expense on a worldwide basis. Under ASC 740, the effects of new legislation are recognized upon enactment. Accordingly, the American Rescue Plan is effective beginning in the quarter that includes March 11, 2021. Such provisions did not have a material impact on the company's condensed consolidated financial statements.

13. RELATED PARTY TRANSACTIONS
The Company defines related parties as directors, executive officers, nominees for director, stockholders that have significant influence over the Company, or are a greater than 10% beneficial owner of the Company's capital and their affiliates or immediate family members. In November 2020, the Company entered into a lease agreement with a related party and the total lease payment was $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively.
14. SUBSEQUENT EVENTS
IPO
On October 29, 2021, the Company completed its IPO, in which it issued and sold 5,750,000 shares of the common stock at the public offering price of $14.00 per share, including 750,000 shares issued upon the full exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds of $71.1 million after deducting underwriting discounts and commissions and estimated offering expenses. In connection with the IPO, all of the shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into an aggregate of 4,471,316 shares of the common stock immediately prior to the closing of the IPO.

Changes to Authorized Common Stock and Preferred Stock
On October 29, 2021 in connection with the IPO, the Company amended and restated its certificate of incorporation to authorize 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, which shares of preferred stock are currently undesignated.

2021 Stock Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (“2021 Plan”), which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock, RSU, performance stock units, performance bonus awards, dividend equivalents, and other stock or cash based awards. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan is 3,640,000 shares.

2021 Employee Stock Purchase Plan
In September 2021, the Company’s board of directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (“2021 ESPP”), which became effective in connection with the IPO. The 2021 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 607,000 shares of common stock were initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2021 ESPP will automatically increase on the first day of each calendar year, first day of each fiscal year, beginning in 2022 and ending in 2031, equal to the lesser of (i) 1% of the shares of our common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by our board of directors; provided, however, no more than 5,000,000 shares of our common stock may be issued under the 2021 ESPP.

Stock-based Compensation
Prior to the effectiveness of the IPO, the Company granted 2.7 million RSUs with both a service-based vesting condition and a performance-based vesting condition as described in Note 11 - Stock-based Compensation, of which the service-based vesting condition for these awards is generally satisfied by rendering continuous service for four years, and the performance-based vesting condition is satisfied when the Company becomes a publicly listed company. Upon the effectiveness of the IPO, the performance-based vesting condition was satisfied, and therefore, the Company recognized cumulative stock-based compensation expense of $2.5 million for the portion of the awards for which the service-based vesting condition has been fully or partially satisfied.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included under Part I, Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2020 included in the final prospectus for our initial public offering (“IPO”) dated as of October 26, 2021 that forms a part of our Registration Statement on Form S-1 (File No. 333-259988) that was filed with the Securities and Exchange Commission (“SEC”), pursuant to Rule 424(b)(4) on October 28, 2021 (“Final Prospectus”). This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the heading “Risk Factors” in the Final Prospectus. Please also see the section under the heading “Cautionary Note Regarding Forward-Looking Statements” in the Final Prospectus.

Unless the context otherwise requires, all references in this report to “we,” “us,” “our,” the “Company,” and “Arteris” refer to Arteris, Inc. and its subsidiaries.
Overview
We are a leading provider of interconnect and other intellectual property (“IP”) technology that manages the on-chip communications in System-on-Chip (“SoC”) semiconductor devices. Our products enable our customers to deliver increasingly complex SoCs that not only process data but are also able to make decisions. Growth in the total addressable market for our solutions is being driven by the addition of more processors, channels of memory access, machine learning sections, chiplets, additional input/output (“I/Os”) interface standards and other subsystems within SoCs. The growth in the numbers of these connected on-chip subsystems place an increasing premium on the interconnect IP capability to move data inside complex SoCs. We believe this increase in SoC complexity is creating a significant opportunity for sophisticated SoC system IP solutions which incorporate Network-on-Chip (“NoC”) interconnect IP, IP deployment software and NoC interface IP (consisting of peripheral data transport IP and control plane networks connected to NoC interconnect IPs).
Our IP deployment solutions, which were significantly enhanced by our acquisition of Magillem Design Services S.A. (“Magillem”) in 2020, complement our interconnect IP solutions by helping to automate not only the customer configuration of its NoC interconnect but also the process of integrating and assembling all of the customer’s IP blocks into an SoC. Products incorporating our IP are used to carry most of the important data inside complex SoCs for sophisticated applications, including automated driving, artificial intelligence/machine learning (“AI/ML”), 5G and wireless communications, data centers, and consumer electronics.

As of September 30, 2021, we had 218 full-time employees and offices in eight locations in the United States, France, China, South Korea and Japan. For the three and nine months ended September 30, 2021, we generated revenue of $9.0 million and $26.4 million, respectively, net loss of $5.0 million and $15.6 million, respectively, and net loss per share, basic and diluted of $0.24 and $0.79, respectively. As of September 30, 2021, we had Annual Contract Value (as defined below) of $42.7 million and 179 Active Customers (as defined below). During the nine months ended September 30, 2021, our customers had 65 Design Starts (as defined below).

Initial Public Offering
In October, 2021, we completed our initial public offering (“IPO”), in which we issued and sold 5,750,000 shares of the common stock at the public offering price of $14.00 per share, including 750,000 shares issued upon the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $71.1 million after deducting underwriting discounts and commissions and estimated offering expenses. In connection with the IPO, all of the shares of our outstanding redeemable convertible preferred stock automatically converted into an aggregate of 4,471,316 shares of the common stock immediately prior to the closing of the IPO.

Deferred offering costs consist primarily of accounting, legal and other fees related to the IPO. Prior to the IPO, all deferred offering costs were capitalized and included in other assets, non-current on the condensed consolidated balance sheets. Upon completion of the IPO, deferred offering costs were reclassified into stockholders’ equity as a reduction of the IPO proceeds.

Acquisition
On November 30, 2020, Arteris IP, SAS, our wholly owned subsidiary, completed the acquisition of Magillem for a total consideration of $7.8 million. Magillem is a leading provider of design flow and content management software solutions for the complex chip market. The primary reason for the acquisition was to integrate our technologies in order to accelerate and simplify the SoC assembly design flow and enhance innovation in both SoC IP integration software and the highly configurable on-chip interconnect IP that implements chip architectures.
Factors Affecting Our Business
We believe that the growth of our business and our future success are dependent upon many factors including those described under the heading “Risk Factors” in the Final Prospectus, as well as the factors described elsewhere in the Final Prospectus and this Quarterly report on Form 10-Q, in addition to those described below. While each of these factors presents significant opportunities for us, these factors also pose challenges that we must successfully address in order to sustain the growth of our business and enhance our results of operations.
License Agreements with New and Existing Customers
Our ability to generate revenue from new license agreements, and the timing of such revenue, is subject to a number of factors, risks and contingencies. For new products, the time from initial development until we generate license revenue can be lengthy, typically between one and three years. In addition, because the selection process by our customers is typically lengthy and market requirements and alternative solutions available to customers for IP-based products change rapidly, we may be required to incur significant research and development expenditures in pursuit of new products over extended, multiyear periods of time with no assurance that our solutions will be successfully developed or ultimately selected by our customers. While we make efforts to observe market demand and market need trends, we cannot be certain that our investment in developing and testing new products will generate an adequate rate of return in the form of fees, royalties or other revenues, or any revenues. Moreover, the customer acquisition process has a typical duration of six to nine months; following this, a customer's chip design cycle is typically between one to three years and may be delayed due to factors beyond our control, which may result in our customer’s product not reaching the market until long after we entered into a contract with such customer. Customers typically start shipping their products containing our interconnect IP solutions between one to five years following completion of their product design, known as mass production at which point we start to receive royalties; this lasts for up to seven years depending on the market segment. Any significant delay in the ramp-up of volume production of the customer’s products into which our product is designed could adversely affect our business due to delayed or significantly reduced revenues. Further, because the average selling prices (“ASPs”) of our products may decline over time, we consider new license agreements and new product launches to be critical to our future success and anticipate that for our newer products, we are and will remain highly dependent on market demand timing and revenue from new license agreements.

End Customer Product Demand and Market Conditions
Demand for our interconnect IP solutions and associated royalty revenue is highly dependent on market conditions in the end markets in which our customers operate. These end markets, which include the automotive, AI/ML, 5G communications, data centers and consumer electronics sectors, are subject to a number of factors including end-product acceptance and sales, competitive pressures, supply chain issues and general market conditions. For example, our revenue has been supported by the increased need for more complex SoCs to enable sophisticated automated driving. If the demand in this market continues to grow, we anticipate it will continue to have a positive impact on our revenue. In contrast, if general market conditions deteriorate or other factors occur such as supply chain issues resulting in fewer semiconductors utilizing our IP solutions being available for sale, our revenue would be adversely affected.
Terms of our Agreements with Customers
Our revenue from period to period can be impacted by the terms of the agreements we enter into with our customers. For example, in recent periods we have structured certain agreements with customers that include substantial up front licensing payments. As a result of how these contracts are structured and the revenue is recognized, our revenue in the three and nine months ended September 30, 2021 may not be comparable to future periods if we do not enter into similar contractual agreements. Further, a meaningful percentage of our revenue is generated through royalty payments. Because the time between a new license agreement win and the customer’s end product being sold can be substantial, with sales of the end product being subject to a number of factors outside our control, our revenue from royalties is difficult to predict. As a result of the foregoing, revenue may fluctuate significantly from period to period and any increase or decrease in such revenue may not be indicative of future period-to-period increases or decreases.
Technological Development and Market Growth
We believe our growth has been and will continue to be driven by technology trends in our end markets. For example, the requirements of smaller die size, lower power consumption, a higher frequency of operation and management of critical net latency in a timely and cost-effective manner for on-chip processing in the automotive, AI/ML, 5G and wireless communications, data center and consumer electronic markets has resulted in increased SoC design complexity for chips used in these markets. This trend in turn has created increased demand for in-licensing commercial semiconductor design IP, which in turn has positively impacted our revenue and growth.
In order to address technological developments such as the above and expand our offerings, we have invested significantly in our research and development efforts. These investments, which included growth in engineering headcount, have resulted in substantially increased research and development expenses in recent periods. As we continue to invest in our technology and new product design efforts, we anticipate research and development expense will increase on an absolute basis and as a percentage of revenue in the near term. In the medium to longer term, however, while we expect to increase our research and development expense on an absolute basis, we expect this expense to reduce as a percentage of revenue.
We will continue to evaluate growth opportunities through acquisitions of other businesses, although there are currently no discussions with potential targets.

Cyclical Nature of the Semiconductor Industry
The semiconductor industry in which our customers operate is highly cyclical and is characterized by increasingly rapid technological change, product obsolescence, competitive pricing pressures, evolving standards, short product life cycles and fluctuations in product supply and demand. New technology may result in sudden changes in system designs or platform changes that may render some of our IP solutions obsolete and require us to devote significant research and development resources to compete effectively. Periods of rapid growth and capacity expansion are occasionally followed by significant market corrections in which our customers’ sales decline, inventories accumulate and facilities go underutilized. During an expansion cycle, we may increase research and development hiring to add to our product offerings or spend more on sales and marketing to acquire new customers, such as during the recent cycle of expansion in which we increased the number of our engineers significantly. During periods of slower growth or industry contractions, our sales generally suffer due to a decrease in customers’ Design Starts or in sales of our customers’ products.
COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic which has resulted in substantial global economic disruption and uncertainty. In response to the COVID-19 pandemic, the measures implemented by various authorities have caused us to change our business practices, including those related to where employees work, the distance between employees in our facilities, limitations on in-person meetings between employees and with customers, suppliers, service providers and stakeholders, as well as restrictions on business travel to domestic and international locations and to attend trade shows, technical conferences and other events. Although we have experienced, and may continue to experience, some impact on certain parts of our business as a result of governmental restrictions and other measures to mitigate the spread of COVID-19, our results of operations, cash flows and financial condition were not adversely impacted in the three and nine months ended September 30, 2021.
We are unable to accurately predict the full impact that COVID-19 will have on our future results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. Although we expect most of our employees to return to physical offices in the future, the nature and extent of that return is uncertain. We will continue to monitor health orders issued by applicable governments to ensure compliance with evolving domestic and global COVID-19 guidelines. For additional details, see the section under the heading “Risk Factors” in the Final Prospectus.
Key Performance Indicators
We use the following key performance indicators to analyze our business performance and financial forecasts and to develop strategic plans, which we believe provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team. These key performance indicators are presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with generally accepted accounting principles in the United States (“GAAP”), and may differ from similarly titled metrics or measures used by other companies, securities analysts, or investors.

Annual Contract Value
We define Annual Contract Value (“ACV”) for an individual customer agreement as the total fixed fees under the agreement divided by the number of years in the agreement term. Our total ACV is the aggregate ACVs for all our customers as measured at a given point in time. Total fixed fees includes licensing, support and maintenance and other fixed fees under IP licensing or software licensing agreements but excludes variable revenue derived from licensing agreements with customers, particularly royalties. ACV was $42.7 million and $32.8 million as of September 30, 2021 and September 30, 2020, respectively. In addition, total ACV and trailing-twelve-months royalties and other revenue was $45.6 million and $37.7 million as of September 30, 2021 and September 30, 2020, respectively. We monitor ACV to measure our success and believe the increase in the number shows our progress in expanding our customers’ adoption of our platform.
Customers and Customer Retention
We define Active Customers as customers who have entered into a license agreement with us that remains in effect. The retention and expansion of our relationships with existing customers are key indicators of our revenue potential. We had 179 and 104 Active Customers as of September 30, 2021 and 2020, respectively. Our annual average customer retention rate, excluding IP deployment solutions, is 96.2% from September 30, 2020 to September 30, 2021. Additionally, we added 38 Active Customers for our IP deployment solutions through our acquisition of Magillem in November 2020.
Design Starts
We define Design Starts as when customers commence new semiconductor designs using our interconnect IP and notify us. Design Starts is a metric management uses to assess the activity level of our customers in terms of the number of new semiconductor designs that are started using our interconnect IP in a given period. Our interconnect IP and NoC interface IP customer base started a total of 65 and 43 designs during the nine months ended September 30, 2021 and 2020, respectively. The number of Design Starts in 2020 slowed due to the adverse impact of the COVID-19 pandemic on the operations of some of our customers. We believe that the number of Design Starts is an important indicator of the growth of our business and future royalty revenue trends.
Remaining Performance Obligations
We define Remaining Performance Obligations (“RPO”) as the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and contracted amounts that will be invoiced and recognized as revenue in future periods.
The RPO amount is intended to provide visibility into future revenue streams. We expect RPO to fluctuate up or down from period to period for several possible reasons, including amounts, timing, and duration of customer contracts, as well as the timing of billing cycles for each contract. Our RPO was $50.6 million and $34.2 million as of September 30, 2021 and 2020, respectively.
Components of Our Results of Operations
Revenue: Our revenue is primarily derived from licensing intellectual property, licensing software, support and maintenance services, professional services, training services, and royalties. Our agreements often include other service elements including training and professional services which were immaterial for the three and nine months ended September 30, 2021.

Our interconnect solutions product arrangements provide customers the right to software licenses, services, software updates and technical support. We enter into licensing arrangements with customers that typically range from two to three years and generally consist of delivery of a design license that grants the customer the right to use the IP to design a contractually defined number of products and stand-ready support services that provides the customer with our application engineer support services. We believe our customers derive a significant benefit from our engineer support services, which consist of our proprietary software tool (“RTL”), ongoing access to Corporate Application Engineers (“CAE”) and Field Application Engineers (“FAE”) that perform certain verifications including benchmark performance, simulations and ultimately, through RTL, instantiate designs into silicon over the design term.
The support services, including access to application engineering support services and the benefits of the RTL, are integral and fundamental to the customer’s ability to derive its intended benefit from the IP.
CAEs are part of the product development team providing detailed requirements for engineering projects, working very closely with a customer’s chief technology officer and the marketing department, and performing quality assurance testing of customer products prior to shipment to their customers.
FAEs provide assistance to the customer’s engineering team in translating their desired SoC architecture into inputs for NoC IP configuration, assistance in optimizing the NoC configuration, answers to customer questions by the online support system or phone, constructive reviews of the progress achieved by the customer’s development team and provision of advice on how to best use the licensed IP, performance of design reviews before customer project RTL freeze and tape-out to ensure the customer used the licensed IP configuration tooling as intended so that the RTL output meets customer requirements and expectations. FAE reviews of the customer’s design are generally mandatory and consist of an understanding of the customer requirements and analysis of the adequacy of the contemplated IP considering the customer’s desired architecture and design goals and objectives, taking into consideration bandwidth, coherence/non-coherence, latency, clock and timing, areas, and any and all constraints, as identified and specific to the design under review.
Besides application engineer support services, support and maintenance services also consist of a stand-ready obligation to provide technical support and software updates over the support term. Generally, the first-year of technical support and software updates are bundled with and into the license fee with a customer option to renew additional years of support throughout the license term. However, we continue to provide technical support and software updates throughout the license term even if the customer does not renew these services in subsequent years, making the license term and support and maintenance term co-terminus.
Revenues that are derived from the sale of a licensee’s products that incorporate our IP are classified as royalty revenues. Royalty revenues are recognized during the quarter in which the sale of the product incorporating the IP occurs. Royalties are calculated either as a percentage of the revenues received by a licensee’s sale of products incorporating the IP or on a per unit basis, as specified in the agreements with the licensees. For a majority of our royalty revenues, we receive the actual sales data from our customers after the quarter ends and account for it as unbilled receivables. When we do not receive actual sales data from the customer prior to the finalization of its financial statements, royalty revenues are recognized based on our estimation of the customer’s sales during the quarter.

Our deployment solutions product arrangements provide customers the right to software licenses, software updates and technical support. The software licenses are time-based licenses with terms generally ranging from one to three years. These arrangements generally have two distinct performance obligations that consist of transferring the licensed software and the support and maintenance service. Support and maintenance services consist of a stand-ready obligation to provide technical support and software updates over the support term. Revenue allocated to the software license is recognized at a point in time upon the later of the delivery date or the beginning of the license period, and revenue allocated to support services is recognized ratably over the support term.
Cost of revenue: Cost of revenue relates to costs associated with our licensing agreements and support and maintenance, including applicable FAE personnel-related costs including stock-based compensation, travel, and allocated overhead. We expect cost of revenue to modestly decline over time due to productivity improvements of our FAE processes.
Research and development (“R&D”) expenses: R&D expenses consist primarily of salaries and associated personnel-related costs, facilities expenses associated with research and development activities, third-party project-related expenses connected with the development of our intellectual property which are expensed as incurred, and stock-based compensation expense and other allocated costs. R&D expenses have increased significantly for the three and nine months ended September 30, 2021 in absolute terms and as a percentage of revenue as we added to our engineering headcount in order to accelerate new product development. We expect R&D expenses to increase further in absolute terms and as a percentage of revenue in the short term and to continue to increase in absolute terms in the medium to long term but decrease as a percentage of revenue as certain new products are launched.
Sales and marketing (“S&M”) expenses: S&M expenses consist primarily of salaries, commissions, travel and other costs associated with sales and marketing activities, as well as advertising, trade show participation, public relations, and other marketing costs, stock-based compensation expenses and other allocated costs. We expect S&M expenses to increase in absolute terms but decrease as a percentage of revenue due to productivity improvements of our sales processes.
General and administrative (“G&A”) expenses: G&A expenses consist primarily of salaries for management and administrative employees, depreciation, insurance costs, accounting, legal and consulting fees, other professional service fees, expenses related to the development of corporate initiatives and facilities expenses associated with general and administrative activities and stock-based compensation expense, fees for directors and other allocated costs.
Following the closing of the IPO, we expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for additional G&A personnel, directors and officers insurance, investor relations, and professional services. We expect general and administrative expenses to increase as our business grows. In addition, we expect general and administrative expenses as a percentage of revenue to vary from period to period but generally decrease over the long term.
Interest and other expense, net: Interest and other expense, net consists primarily of interest expense associated with our 2018 Term Loan.
Provision for income taxes: Our income tax provision consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and includes foreign non-recoverable withholding taxes. We have a full valuation allowance against our U.S. federal and state deferred tax assets as the realization of the full amount of these deferred tax assets is uncertain, including net operating loss carryforwards and tax credits related primarily to research and development. We expect to maintain this full valuation allowance until it becomes more likely than not that the deferred tax assets will be realized.

Results of Operations
The following table summarizes our GAAP results of operations for the periods presented. The results below are not necessarily indicative of results to be expected for future periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Total revenue	$8,959	$6,429	$26,430	$17,366
Cost of revenue	883	227	2,618	1,118
Gross profit	8,076	6,202	23,812	16,248
Operating expenses:
Research and development (1)	7,609	4,011	20,572	11,842
Sales and marketing (1)	3,242	2,240	7,971	6,345
General and administrative (1)	1,742	2,570	9,754	4,993
Total operating expenses	12,593	8,821	38,297	23,180
Loss from operations	(4,517)	(2,619)	(14,485)	(6,932)
Interest and other expense, net	(183)	(26)	(497)	(111)
Loss before provision for income taxes	(4,700)	(2,645)	(14,982)	(7,043)
Provision for income taxes	268	1,199	612	3,793
Net loss	$(4,968)	$(3,844)	$(15,594)	$(10,836)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$225	$68	$645	$158
Sales and marketing	38	21	114	66
General and administrative	170	22	385	57
Total stock-based compensation expense	$433	$111	$1,144	$281
The following table summarizes our results of operations as a percentage of total revenue for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(as a percentage of total revenue)
Total revenue	100%	100%	100%	100%
Cost of revenue	10	4	10	6
Gross profit	90	96	90	94
Operating expenses:
Research and development	85	62	78	68
Sales and marketing	36	35	30	37
General and administrative	19	40	37	29
Total operating expenses	140	137	145	134
Loss from operations	(50)	(41)	(55)	(40)
Interest and other expense, net	(2)	—	(2)	(1)
Loss before provision for income taxes	(52)	(41)	(57)	(41)
Provision for income taxes	3	19	2	21
Net loss	(55)%	(60)%	(59)%	(62)%

Comparison of the Three Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Licensing, support and maintenance	$8,136	$5,211	$2,925	56%
Variable royalties	739	832	(93)	(11)%
Other	84	386	(302)	(78)%
Total	$8,959	$6,429	$2,530	39%
Growth in our licensing and support and maintenance continued with a 56% increase during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to the addition of new customers, including those gained as a result of the Magillem acquisition, as well as increase in new license agreements with existing customers.
Cost of revenue

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenue	$883	$227	$656	289%
Cost of revenue increased, $0.7 million, or 289%, to $0.9 million for the three months ended September 30, 2021, from $0.2 million for the three months ended September 30, 2020. The increase in cost of revenue was primarily due to the increase in employee-related costs as a result of increased headcount.
Operating expenses

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Research and development	$7,609	$4,011	$3,598	90%
Sales and marketing	3,242	2,240	1,002	45%
General and administrative	1,742	2,570	(828)	(32)%
Total operating expenses	$12,593	$8,821	$3,772	43%
Research and development expenses
R&D expenses increased, $3.6 million, or 90%, to $7.6 million for the three months ended September 30, 2021 from $4.0 million for the three months ended September 30, 2020. The increase in R&D expenses was primarily due to the increase in employee-related cost of $3.1 million mainly driven by increased engineering headcount as a result of growth and our investment in our interconnect technology, including additional headcount as a result of the Magillem acquisition.
Sales and marketing expenses
S&M expenses increased, $1.0 million, or 45%, to $3.2 million for the three months ended September 30, 2021 from $2.2 million for the three months ended September 30, 2020. The increase in S&M expenses was primarily due to the increase in employee-related costs of $0.5 million mainly driven by higher headcount to support our continued growth.

General and administrative expenses
G&A expenses decreased, $0.8 million, or 32%, to $1.7 million for the three months ended September 30, 2021 from $2.6 million for the three months ended September 30, 2020. G&A expenses as a percentage of our total revenue were 19% and 40% for the three months ended September 30, 2021 and 2020, respectively. The decrease in G&A expenses was primarily due to a decrease of approximately $0.8 million in professional services, which was comprised primarily of legal, accounting and consulting fees.
Interest and other expense, net

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest and other expense, net	$(183)	$(26)	$(157)	(604)%
Interest and other expense, net for the three months ended September 30, 2021 was $0.2 million, compared to less than $0.1 million for the three months ended September 30, 2020. The increase is primarily related to foreign currency exchange.
Provision for income taxes

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Provision for income taxes	$268	$1,199	$(931)	(78)%
Provision for income taxes for the three months ended September 30, 2021 was $0.3 million, compared to $1.2 million for the three months ended September 30, 2020. The decrease in our income tax expense was due to an increase in our forecasted pre-tax loss for the year ended December 31, 2021 compared to the book loss for the year ended December 31, 2020, a change in the forecasted geographic mix of worldwide earnings which are taxed at different statutory tax rates, the impact of losses in jurisdictions which have full federal and state valuation allowances, and a decrease in current year foreign withholding taxes. Included in the provision for income taxes was $0.2 million and $1.5 million of forecasted foreign withholding tax for the year ended December 31, 2021 and 2020, respectively. Foreign withholding taxes are generally assessed on gross revenue generated, rather than pre-tax income, in certain countries in which the Company does not file an income tax return.
Comparison of the Nine Months Ended September 30, 2021 and 2020
Revenue

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Licensing, support and maintenance	$24,353	$14,005	$10,348	74%
Variable royalties	1,913	2,679	(766)	(29)%
Other	164	682	(518)	(76)%
Total	$26,430	$17,366	$9,064	52%

Growth in our licensing and support and maintenance continued with a 74% increase during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to the addition of new customers, including those gained as a result of the Magillem acquisition, as well as increase in new license agreements with existing customers. The decrease in variable royalty revenue during the nine months ended September 30, 2021 was primarily due to a decrease in sales volume of a significant customer as a result of U.S. government trade restrictions limiting the customer’s ability to have their semiconductors fabricated.
Cost of revenue

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenue	$2,618	$1,118	$1,500	134%
Cost of revenue increased, $1.5 million, or 134%, to $2.6 million for the nine months ended September 30, 2021, from $1.1 million for the nine months ended September 30, 2020. The increase in cost of revenue was primarily due to the increase in employee-related costs as a result of increase headcount.
Operating expenses

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Research and development	$20,572	$11,842	$8,730	74%
Sales and marketing	7,971	6,345	1,626	26%
General and administrative	9,754	4,993	4,761	95%
Total operating expenses	$38,297	$23,180	$15,117	65%
Research and development expenses
R&D expenses increased, $8.7 million, or 74%, to $20.6 million for the nine months ended September 30, 2021 from $11.8 million for the nine months ended September 30, 2020. The increase in R&D expenses was primarily due to the increase in employee-related cost of $8.8 million which were primarily driven by increased engineering headcount as a result of growth and our investment in our interconnect technology, including costs due to the additional headcount resulting from the Magillem acquisition.
Sales and marketing expenses
S&M expenses increased, $1.6 million, or 26%, to $8.0 million for the nine months ended September 30, 2021 from $6.3 million for the nine months ended September 30, 2020. The increase in S&M expenses was primarily due to the increase in employee-related cost of $0.6 million mainly driven by higher headcount to support our continued growth and $0.5 million in marketing and event costs primarily due to increases in advertising and brand awareness efforts aimed at acquiring new customers.

General and administrative expenses
G&A expenses increased, $4.8 million, or 95%, to $9.8 million for the nine months ended September 30, 2021 from $5.0 million for the nine months ended September 30, 2020. The increase in general and administrative expenses was primarily due to an increase of $3.0 million in employee compensation costs primarily related to higher headcount to support our continued growth and $2.1 million in professional services, which was comprised primarily of legal, accounting, and consulting fees.
Interest and other expense, net

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest and other expense, net	$(497)	$(111)	$(386)	(348)%
Interest and other expense, net for the nine months ended September 30, 2021 was $0.5 million, compared to $0.1 million for the nine months ended September 30, 2020. The increase is primarily related to foreign currency exchange, which was partially offset by a reduced interest expense on our 2018 Term Loan in 2020 as a result of the reduction in outstanding principal.
Provision for income taxes

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Provision for income taxes	$612	$3,793	$(3,181)	(84)%
Provision for income taxes for the nine months ended September 30, 2021 was $0.6 million, compared to $3.8 million for the nine months ended September 30, 2020. The decrease in our income tax expense was due to an increase in our forecasted pre-tax loss for the year ended December 31, 2021 compared to the book loss for the year ended December 31, 2020, a change in the forecasted geographic mix of worldwide earnings which are taxed at different statutory tax rates, the impact of losses in jurisdictions which have full federal and state valuation allowances, and a decrease in current year foreign withholding taxes. Included in the provision for income taxes was $0.2 million and $1.5 million of forecasted foreign withholding tax for the year ended December 31, 2021 and 2020, respectively. Foreign withholding taxes are generally assessed on gross revenue generated, rather than pre-tax income, in certain countries in which the Company does not file an income tax return.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from payments received from our customers, the net proceeds from the sale of our common stock in the IPO as well as the net proceeds from the private issuance of our convertible preferred stock and common stock, and to a lesser extent, borrowings under our 2018 Term Loan agreement. As of September 30, 2021, we had $11.2 million in cash, which does not include $71.1 million in net proceeds we received in connection with the IPO in October 2021. Approximately $4.3 million of total cash was held by our foreign subsidiaries as of September 30, 2021.
In November 2018, we entered into a business financing agreement with Bridge Bank (“Lender”) for a term loan of $1.5 million with a maturity date of November 2021, repayable monthly (“2018 Term Loan”). The interest rate of the 2018 Term Loan is prime plus 2%.

Under the terms of the 2018 Term Loan, we are required to comply with certain financial and non-financial covenants. Any failure to comply with these covenants and any other obligations under the agreement could result in an event of default, which would allow the Lender to require accelerated repayments of amounts owed. As of September 30, 2021, we were in compliance with all of the financial and non-financial covenants.
As of September 30, 2021, we had $0.1 million of outstanding principal balance, net of debt issuance costs, under the 2018 Term Loan, of which nil was classified as long-term liabilities for both periods presented. In addition, we did not renew the revolving line of credit which matured in November 2021.
In April 2020, the Company entered into a loan agreement under the Coronavirus Aid, Relief, and Economic Security Act known as the Paycheck Protection Program with a Lender for the amount of $1.6 million at an interest rate of 1% per annum, and repayable in two years. The Company used proceeds of the PPP Loan to fund qualifying payroll and other expenses. In December 2020, the full amount of the PPP Loan, including principal and accrued interest, was forgiven.
In October, 2021, we completed our IPO, in which we issued and sold 5,750,000 shares of the common stock at the public offering price of $14.00 per share, including 750,000 shares issued upon the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of $71.1 million after deducting underwriting discounts and commissions and estimated offering expenses. In connection with the IPO, all of the shares of our outstanding redeemable convertible preferred stock automatically converted into an aggregate of 4,471,316 shares of the common stock immediately prior to the closing of the IPO.
We believe our cash, available borrowing capacity and cash expected to be generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations for at least the next 12 months. If these resources are not sufficient to satisfy our liquidity requirements, we may be required to seek additional financing. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may contain covenants that significantly restrict our operations or our ability to obtain additional debt financing in the future. Any additional financing that we raise may contain terms that are not favorable to us or our stockholders. We cannot assure you that we would be able to obtain additional financing on terms favorable to us or our existing stockholders, or at all. See “Risk Factors —Risks Related to Our Business and Industry—Our ability to raise capital in the future may be limited and could prevent us from executing our growth strategy” in the Final Prospectus for additional information.
Cash Flows
The following table summarizes changes in our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(4,006)	$(502)
Net cash used in investing activities	$(488)	$(523)
Net cash provided by financing activities	$3,991	$939

Operating Activities
Cash flows from operating activities may vary significantly from period to period depending on a variety of factors including the timing of our receipts and payments. Our ongoing cash outflows from operating activities primarily relate to payroll-related costs, payments for professional services, obligations under our property leases and design tool licenses. Our primary source of cash inflows is receipts from our accounts receivable. The timing of receipts of accounts receivable from customers is based upon the completion of agreed milestones or agreed dates as set forth in the contracts.
For the nine months ended September 30, 2021, net cash used in operating activities was $4.0 million primarily due to our net loss of $15.6 million, adjusted for non-cash charges of $2.0 million and $9.3 million changes in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $6.2 million decrease in accounts receivable, $5.1 million increase in deferred revenue, $1.3 million increase in accrued expenses and other current liabilities, partially offset by a $3.9 million increase in prepaid expenses and other assets.
For the nine months ended September 30, 2020, net cash used in operating activities was $0.5 million primarily due to our net loss of $10.8 million, adjusted for non-cash charges of $1.3 million and $9.0 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, and stock-based compensation. The primary drivers of the changes in operating assets and liabilities were a $4.1 million increase in accrued expenses and other current liabilities, $2.7 million increase in deferred revenue, $2.4 million decrease in accounts receivable, $0.2 million increase in accounts payable, partially offset by a $0.4 million decrease in operating lease liabilities.
Investing Activities
Net cash used in investing activities for both the nine months ended September 30, 2021 and 2020 was $0.5 million, primarily attributable to purchases of property and equipment to support our office facilities.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 was $4.0 million, primarily attributable to proceeds from issuance of common stock of $5.4 million, partially offset by the principal payments of 2018 Term Loan of $0.5 million and payments of deferred offering costs of $0.9 million.
Net cash provided by financing activities for the nine months ended September 30, 2020 was $0.9 million, primarily attributable to proceeds from the PPP loan of $1.6 million, offset by the principal payments of 2018 Term Loan of $0.5 million.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our financial condition, results of operations, and cash flows will be affected.
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Final Prospectus.
Recently Issued and Adopted Accounting Pronouncements
For more information regarding recently issued accounting pronouncements, see Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
JOBS Act
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, disclosing only two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis of financial condition and results of operations disclosure; not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.
We will continue to be an emerging growth until the earliest to occur of (i) the last day of the fiscal year during which we have total annual gross revenues of at least $1.07 billion (as indexed for inflation); (ii) the last day of our fiscal year following the fifth anniversary of the date of our first sale of common stock under a registration statement; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Exchange Act.

We elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for the Company as a smaller reporting company.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we have been and will continue to be subject to legal proceedings and claims. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our final prospectus supplement for our Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 28, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus supplement for our Initial Public Offering filed with the SEC on October 28, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Securities.

During the three months ended September 30, 2021, we granted to certain directors, officers and employees RSUs for an aggregate of 1,169,167 shares of our common stock under the 2016 Stock Plan.

(b) Use of Proceeds.

Our Registration Statement on Form S-1, as amended (File No. 333-259988) (the “Form S-1”), for our IPO was declared effective by the SEC on October 26, 2021. The Form S-1 registered the offering and sale of 5,750,000 shares of common stock. On October 29, 2021, we closed our IPO, in which we issued 5,750,000 shares of common stock at a price to the public of $14.00 per share, including 750,000 shares issued upon the full exercise of the underwriters’ option to purchase additional shares. Upon completion of the sale of the shares of our common stock referenced in the preceding sentences, the IPO terminated. We received net proceeds of $71.1 million after deducting underwriting discounts and commissions and estimated offering costs of approximately $3.7 million.

Jefferies LLC and Cowen are serving as lead book-running managers and BMO Capital Markets is serving as joint book-running manager for the offering. Northland Capital Markets and Rosenblatt Securities are acting as co-managers.
No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates in connection with the issuance and sale of the securities registered.

There has been no material change in the planned use of proceeds from our IPO as described in our Final Prospectus for the IPO dated as of October 26, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on October 28, 2021.

(c) Issuer Purchases of Equity Securities.

None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arteris, Inc.	8-K	001-40960	3.1	10-29-2021
3.2	Amended and Restated Bylaws of Arteris, Inc.	8-K	001-40960	3.2	10-29-2021
4.1	Specimen Stock Certificate evidencing the shares of common stock.	S-1/A	333-259988	4.1	10-18-2021
4.2	Investors’ Rights Agreement, dated February 5, 2016, by and among Arteris, Inc. and the investors listed therein.	S-1	333-259988	10.1	10-01-2021
10.1	Amended and Restated Business Financing Agreement, by and between Arteris, Inc. and Western Alliance Bank dated as of December 16, 2020.	S-1	333-259988	10.2	10-01-2021
10.2†	License Agreement, dated as of October 11, 2013, by and between Arteris, Inc. and Qualcomm Technologies, Inc.	S-1	333-259988	10.3	10-01-2021
10.3†	Asset Purchase Agreement, dated as of October 9, 2013, by and among Qualcomm Technologies, Inc., Qualcomm France SARL, Arteris Holdings, Inc., Arteris, Inc. and Arteris, SAS.	S-1	333-259988	10.4	10-01-2021
10.4	Office Lease, by and between Millich Commercial, LLC and Arteris, Inc., dated as of July 17, 2017.	S-1	333-259988	10.5	10-01-2021
10.5#	Employment Agreement, by and between Arteris, Inc. and K. Charles Janac.	S-1	333-259988	10.6	10-01-2021
10.6#	Offer Letter, dated as of March 23, 2010, by and between Arteris, Inc. and David Mertens.	S-1	333-259988	10.7	10-01-2021
10.7#	Arteris Commission Agreement, dated April 10, 2017, by and between Arteris, Inc. and David Mertens.	S-1	333-259988	10.8	10-01-2021
10.8#	Amendment to the Arteris Commission Agreement, dated as of January 1, 2020, by and between Arteris, Inc. and David Mertens.	S-1	333-259988	10.9	10-01-2021
10.9#	Employment Agreement, by and between Arteris IP SAS and Isabelle Geday.	S-1	333-259988	10.10	10-01-2021
10.10#	Arteris, Inc. 2013 Equity Incentive Plan and related form agreements, as amended.	S-1	333-259988	10.11	10-01-2021
10.11#	Arteris, Inc. 2016 Equity Incentive Plan for the Grant of Restricted Stock Unit Awards to Employees in France.	S-1	333-259988	10.12	10-01-2021
10.12#	Form of Arteris, Inc. 2021 Incentive Award Plan.	S-8	333-259988	99.2(a)	10-29-2021
10.13#	Form of Stock Option Award Agreement under Arteris, Inc. 2021 Incentive Award Plan.	S-1/A	333-259988	10.14	10-18-2021
10.14#	Form of Restricted Stock Unit Award Agreement under Arteris, Inc. 2021 Incentive Award Plan.	S-1/A	333-259988	10.15	10-18-2021
10.15#	2021 Employee Stock Purchase Plan.	S-8	333-259988	99.3	10-29-2021
10.16#	Form of Executive Change in Control Severance Agreement.	S-1/A	333-259988	10.17	10-18-2021
10.17#	Arteris, Inc. Non-Employee Director Compensation Policy.	S-1/A	333-259988	10.18	10-18-2021
10.18	Form of Indemnification Agreement between Arteris, Inc. and its directors and officers.	S-1/A	333-259988	10.19	10-18-2021
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).	X

#	Indicates a management contract or compensatory plan or arrangement.
†
Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) the type of information that the registrant both customarily and actually treats as private and confidential.

*
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Arteris, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 30, 2021

Arteris, Inc.

By:	/s/ K. Charles Janac
Name:	K. Charles Janac
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nicholas B. Hawkins
Name:	Nicholas B. Hawkins
Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)