Form 10-Q
period 2022-03-31
Arteris, Inc.
filed 2022-05-10
CIK 1667011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of May 2, 2022, there were 31,939,169 shares of the registrant’s common stock outstanding.

		Page
Part I. Financial Information		3
Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	3
	Condensed Consolidated Statements of Loss and Comprehensive Loss for the Three Months Ended March 31, 2022 and 2021	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three Months Ended March 31, 2022 and 2021	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30
Part II. Other Information		31
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64
Item 3.	Defaults Upon Senior Securities	64
Item 4.	Mine Safety Disclosures	64
Item 5.	Other Information	64
Item 6.	Exhibits	65
Signatures		66

Part I - Financial Information
Item 1. Financial Statements
Arteris, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(Unaudited)

	As of
	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$82,236	$85,825
Accounts receivable, net	8,199	13,873
Prepaid expenses and other current assets	8,456	6,949
Total current assets	98,891	106,647
Property and equipment, net	2,281	2,438
Operating lease right-of-use assets	2,595	2,765
Intangibles, net	2,840	2,959
Goodwill	2,677	2,677
Other assets	3,088	2,957
TOTAL ASSETS	$112,372	$120,443
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,032	$1,722
Accrued expenses and other current liabilities	9,456	10,573
Operating lease liabilities, current	1,007	961
Deferred revenue, current	28,115	28,403
Vendor financing arrangements, current	802	833
Total current liabilities	40,412	42,492
Deferred revenue, noncurrent	21,361	20,773
Operating lease liabilities, noncurrent	1,660	1,851
Vendor financing arrangements, noncurrent	124	266
Other liabilities	1,156	2,157
Total liabilities	64,713	67,539
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, par value of $0.001 - 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, par value of $0.001 - 300,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 31,858,420 and 31,530,682 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	31	31
Additional paid-in capital	93,520	91,945
Accumulated other comprehensive loss	(81)	(81)
Accumulated deficit	(45,811)	(38,991)
Total stockholders' equity	47,659	52,904
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,372	$120,443
See accompanying notes to condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue
Licensing, support and maintenance	$10,575	$6,161
Variable royalties and other	1,180	497
Total revenue	11,755	6,658
Cost of revenue	979	868
Gross profit	10,776	5,790
Operating expenses:
Research and development	9,456	6,538
Sales and marketing	3,921	2,448
General and administrative	4,015	3,251
Total operating expenses	17,392	12,237
Loss from operations	(6,616)	(6,447)
Interest and other expense, net	(81)	(114)
Loss before provision for income taxes	(6,697)	(6,561)
Provision for income taxes	123	156
Net loss and comprehensive loss	$(6,820)	$(6,717)

Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.36)
Weighted average shares used in computing per share amounts, basic and diluted	31,619,706	18,832,800
See accompanying notes to condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2022
	Redeemable Convertible Preferred Stock		Stockholders’ Equity (Deficit)
					Additional	Accumulated Other
			Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

BALANCE—December 31, 2021	—	$—	31,530,682	$31	$91,945	$(81)	$(38,991)	$52,904
Issuance of common stock for cash upon exercise of stock options	—	—	125,010	—	90	—	—	90
Issuance of common stock for settlement of restricted stock units	—	—	266,693	—	—	—	—	—
Tax withholding on RSUs settlement	—	—	(63,965)	—	(824)	—	—	(824)
Stock-based compensation expense	—	—	—	—	2,309	—	—	2,309
Net loss	—	—	—	—	—	—	(6,820)	(6,820)
BALANCE—March 31, 2022	—	$—	31,858,420	$31	$93,520	$(81)	$(45,811)	$47,659

	Three Months Ended March 31, 2021
	Redeemable Convertible Preferred Stock		Stockholders’ Equity (Deficit)
					Additional	Accumulated Other
			Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

BALANCE—Dec 31, 2020	4,471,316	$5,712	18,486,989	$18	$3,612	$(31)	$(15,607)	$(12,008)
Issuance of common stock for cash upon exercise of stock options	—	—	544,227	1	184	—	—	185
Stock-based compensation expense	—	—	—	—	333	—	—	333
Net loss	—	—	—	—	—	—	(6,717)	(6,717)
BALANCE—March 31, 2021	4,471,316	$5,712	19,031,216	$19	$4,129	$(31)	$(22,324)	$(18,207)
See accompanying notes to condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,820)	$(6,717)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	401	369
Stock-based compensation	2,309	333
Operating non-cash lease expense	25	(3)
Other, net	—	(8)
Changes in operating assets and liabilities:
Accounts receivable, net	5,674	6,084
Prepaid expenses and other assets	(1,447)	(762)
Accounts payable	(434)	666
Accrued expenses and other liabilities	(1,370)	(1,237)
Deferred revenue	301	1,791
Net cash (used in) provided by operating activities	(1,361)	516
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(92)	(39)
Payments of deferred transaction costs relating to investment in Transchip	(191)	—
Net cash used in investing activities	(283)	(39)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of contingent consideration for business acquisition	(1,573)	—
Principal payments under vendor financing arrangements	(205)	(138)
Proceeds from exercise of stock options	90	184
Payments of deferred offering costs	(257)	(94)
Payments of principal portion of term loan	—	(150)
Other	—	(2)
Net cash used in financing activities	(1,945)	(200)
NET (DECREASE) INCREASE IN CASH	(3,589)	277
CASH, beginning of period	85,825	11,744
CASH, end of period	$82,236	$12,021

Noncash investing and financing activities:
Purchase of property and equipment through vendor financing	$33	$—
Unpaid deferred offering costs	$—	$416
Unpaid deferred transaction costs relating to investment in Transchip	$73	$—
See accompanying notes to condensed consolidated financial statements.

ARTERIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    DESCRIPTION OF BUSINESS
Description of the Business

Arteris, Inc. and its subsidiaries (collectively, the “Company” or “Arteris”) was incorporated in Delaware on April 12, 2004. The Company develops, licenses, and supports the on-chip interconnect fabric technology used in System-on-Chip (SoC) designs for a variety of devices and in the development and distribution of Network-on-Chip (NoC) interconnect intellectual property (IP). The Company also provides software and services to enable efficient deployment of NoC IP, IP support & maintenance services, professional services and training and on-site support services. The Company is headquartered in Campbell, California and has offices in the United States, France, Japan, South Korea and China.
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

2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 and the related notes included in the Company’s Form 10-K filed on March 7, 2022 (2021 Form 10-K) with the U.S. Securities and Exchange Commission (SEC). The December 31, 2021 condensed consolidated balance sheet was derived from the audited consolidated financial statements as of that date. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the condensed consolidated financial statements.
The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
The Company’s accounts receivable are derived principally from revenue earned from customers located in Americas, Europe, Middle East and Asia Pacific regions.

Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	As of
	March 31, 2022	December 31, 2021
Customer A	12%	*
Customer B	11%	*
Customer C	*	12%
Customer D	*	21%
Customer E	*	33%
*Customer accounted for less than 10% of total accounts receivable at period end.
Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended March 31,
	2022	2021
Customer C	20%	*
Customer E	17%	20%
*Customer accounted for less than 10% of total revenue in the period.
Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2022 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2021.
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
3.    REVENUE
Disaggregated Revenue
The following table shows revenue by product and services groups (in thousands):

	Three Months Ended March 31,
	2022	2021
Licensing, support and maintenance	$10,575	$6,161
Variable royalties	984	490
Other	196	7
Total	$11,755	$6,658
Contract Balances
The following table provides information about accounts receivable, net, contract assets and deferred revenue (in thousands):

	As of
	March 31, 2022	December 31, 2021
Accounts receivable, net	$8,199	$13,873
Contract assets	$1,555	$1,486
Deferred revenue	$49,476	$49,176
The Company recognized revenue of $7.4 million and $5.1 million for the three months ended March 31, 2022 and 2021, respectively, that was included in the deferred revenue balance at the beginning of the respective periods.
Contracted but unsatisfied performance obligations were $49.6 million and $49.3 million as of March 31, 2022 and December 31, 2021, respectively, included unearned revenue and non-cancelable Flexible Spending Account (FSA) Agreements from customers where actual product selection and quantities of specific products are to be determined by customers at a future period. FSA commitments amounted to $0.2 million as of both March 31, 2022 and December 31, 2021. The Company has elected to exclude the potential future royalty receipts from the remaining performance obligations. The contracted but unsatisfied or partially unsatisfied performance obligations, excluding non-cancelable FSA, expected to be recognized in revenue over the next 12 months as of March 31, 2022 are $25.2 million, with the remainder recognized thereafter.

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

	As of
	March 31, 2022	December 31, 2021
Short-term commissions capitalized in prepaid expenses and other current assets	$2,261	$2,289
Long-term commissions capitalized in other assets	1,707	1,719
Total	$3,968	$4,008
Amortization of capitalized sales commissions was $0.7 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.
Amortization of capitalized sales commissions are included in sales and marketing expense in the condensed consolidated statements of loss and comprehensive loss.
4.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(6,820)	$(6,717)
Denominator:
Weighted-average shares outstanding - basic and diluted	31,619,706	18,832,800
Net loss per share, basic and diluted	$(0.22)	$(0.36)
Since the Company was in a loss position for all periods presented, the diluted earnings per share is equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.
The following table summarizes the potentially dilutive securities that were excluded from the calculation of diluted earnings per share because they would be antidilutive were as follows:

	As of
	March 31, 2022	March 31, 2021
Stock options	5,117,627	6,460,522
Restricted stock units	3,943,138	1,584,395
Redeemable convertible preferred stock	—	4,471,316
Total	9,060,765	12,516,233
5.    FAIR VALUE MEASUREMENTS
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Certain non-financial assets, such as intangible assets and property, plant and equipment, are remeasured at fair value only if an impairment or observable price adjustment is recognized in the current period.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include vendor financing arrangements. The carrying value of the vendor financing agreements were $0.9 million and $1.1 million as of March 31, 2022 and December 31, 2021, respectively. The Company’s vendor financing arrangements are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. The estimated fair values of these financial instruments approximate their carrying values.

6.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets, net
Intangible assets, net consisted of the following as of March 31, 2022 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$1,700	$(453)	$1,247
Customer relationships	1,100	(183)	917
IPR&D	500	—	500
Trade name and other	176	—	176
Total intangibles	$3,476	$(636)	$2,840

Intangible assets, net consisted of the following as of December 31, 2021 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$1,700	$(368)	$1,332
Customer relationships	1,100	(149)	951
IPR&D	500	—	500
Trade name and other	176	—	176
Total intangibles	$3,476	$(517)	$2,959
Amortization expense of intangible assets was $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

The expected future amortization expense of these intangible assets as of March 31, 2022 is as follows (in thousands):

Fiscal year ending December 31,
Remainder of 2022	$359
2023	478
2024	478
2025	449
2026	138
Thereafter	262
Total future amortization expense	$2,164
Goodwill
As of March 31, 2022 and December 31, 2021, goodwill was $2.7 million. No goodwill impairments were recorded during the three months ended March 31, 2022 and 2021.

7.    LEASES
The Company leases its offices at various locations under noncancelable operating lease agreements expiring at various dates through 2027. Under the terms of these agreements, the Company also bears the costs for certain insurance, property tax, and maintenance. The terms of certain lease agreements provide for increasing rental payments at fixed intervals.
Total operating lease related costs were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$273	$236
Short-term lease cost	133	16
Total lease cost	$406	$252
The weighted-average remaining term of the Company’s operating leases was 3.4 years and 3.6 years as of March 31, 2022 and December 31, 2021, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 7.5% as of both March 31, 2022 and December 31, 2021.
Maturities of operating lease liabilities as of March 31, 2022 were as follows (in thousands):

Fiscal year ending December 31,
Remainder of 2022	$886
2023	990
2024	449
2025	278
2026	212
Thereafter	212
Total undiscounted cash flows	$3,027
Less: imputed interest	(360)
Present value of lease liabilities	$2,667

Operating lease liabilities, current	$1,007
Operating lease liabilities, non-current	1,660
$2,667
8.    BORROWINGS
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
Vendor financing arrangements as of March 31, 2022 were as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2022	$642
2023	319
Total undiscounted cash flows	$961
Less: imputed interest	(35)
Present value of vendor financing arrangements	$926

Vendor financing arrangements, current	$802
Vendor financing arrangements, noncurrent	124
$926

Interest expense from vendor financing arrangements was less than $0.1 million for the three months ended March 31, 2022. Interest expense from term loan and vendor financing arrangements was less than $0.1 million for the three months ended March 31, 2021.
9.    COMMITMENTS AND CONTINGENCIES
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
The Company has incurred no actual payment obligations from these above-noted indemnification provisions and director and officer indemnity agreements for three months ended March 31, 2022 and 2021 and the condensed consolidated financial statements do not include liabilities for any potential indemnity-related obligations as of March 31, 2022 and December 31, 2021.
Legal—In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. Although claims are inherently unpredictable, the Company currently is not aware of any matters that may have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
The Company has no other material contractual noncancelable commitments as of March 31, 2022 and December 31, 2021.
10.     REDEEMABLE CONVERTIBLE PREFERRED STOCK, PREFERRED STOCK AND COMMON STOCK
Redeemable Convertible Preferred Stock
Immediately prior to the closing of the IPO, all shares of the Company’s redeemable convertible preferred stock outstanding, totaling 4,471,316, were automatically converted into an equal number of shares of common stock and their carrying value of $5.7 million was reclassified into stockholders’ equity. As of both March 31, 2022 and December 31, 2021, there were zero shares of redeemable convertible preferred stock issued and outstanding.
Preferred Stock
In connection with the IPO, the Company amended and restated its certificate of incorporation to authorize 10,000,000 shares of preferred stock with a par value of $0.001, which shares of preferred stock are currently undesignated.
Common Stock
Holders of common stock are entitled to one vote per share and to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to common stockholders. The common stock has no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to the preferred stock with respect to dividend rights and rights upon liquidation, winding-up, and dissolution of the Company. In connection with the IPO, the Company amended and restated its certificate of incorporation to authorize 300,000,000 shares of common stock.

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
The 2016 Plan provides for the granting of the following types of stock awards: incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards. The number of shares authorized for award was 20,803,838. The Company has granted awards of common stock in the form of 14,142,208 shares as of December 31, 2021. Following the Company’s IPO in October 2021, all future grants will be made under the 2021 Plan (as defined below), with none remaining available for future grant under the 2016 Plan.
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
2021 Employee stock purchase plan
The Company adopted the 2021 Employee Stock Purchase Plan (the 2021 ESPP) effective on October 26, 2021. The 2021 ESPP will enable eligible employees of the Company to purchase shares of common stock at a discount to fair market value. As of March 31, 2022, there had been no offering period under the ESPP.
Shares Available for Future Grant
Shares available for future grant consisted of the following:

As of
March 31, 2022
Shares available for future grant under the 2021 Plan	4,977,913
Shares available for future grant under the 2021 ESPP	922,306
The Company issues new shares upon a share option exercise or release.
Stock Options
The following table summarizes the stock option activities under the Company’s 2013 and 2016 Plans:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($'000s)

BALANCE—December 31, 2021	5,407,170	$0.96	7.16	$108,964
Exercised	(125,010)	$0.72
Canceled	(164,533)	$0.78
BALANCE—March 31, 2022	5,117,627	$0.97	6.91	$61,566
Options vested and exercisable—March 31, 2022	3,502,486	$0.79	6.37	$42,760

The aggregate intrinsic value of the options exercised during the three months ended March 31, 2022 and 2021 was $1.6 million and $0.5 million, respectively. The total grant-date fair value of options vested was $0.1 million and less than $0.1 million during the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, there was $0.8 million of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.
The Company had no stock option grants during the three months ended March 31, 2022.
Restricted Stock Units
The following table summarizes the restricted stock units activities under the Company’s 2013, 2016 and 2021 Plans:

	Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested—December 31, 2021	3,925,097	$5.60
Granted	350,659	$13.43
Vested	(266,693)	$3.97
Forfeited	(65,925)	$11.20
Unvested—March 31, 2022	3,943,138	$6.31
The total grant-date fair value of restricted stock units vested was $1.1 million and nil during the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, there was $18.9 million of unamortized stock-based compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 3.0 years.
Stock-based Compensation
Stock-based compensation expense is recorded on a departmental basis, based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s condensed consolidated statements of loss and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$96	$13
Research and development	1,144	199
Sales and marketing	271	24
General and administrative	798	97
Total stock-based compensation	$2,309	$333

12. INCOME TAXES
The Company’s effective tax rate was (1.8)% and (2.4)% for the three months ended March 31, 2022 and 2021, respectively. The Company’s income tax provision was $0.1 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in forecasted foreign withholding tax, changes in the geographic mix of worldwide earnings which are taxed at different rates, and the impact of losses in jurisdictions with full valuation allowances, has resulted in the change in the income tax provision for the period ended March 31, 2022 compared to the period ended March 31, 2021.
The Company’s management continuously evaluates the need for a valuation allowance and, as of March 31, 2022, concluded that a full valuation allowance on its federal, state, and certain foreign jurisdictions deferred tax assets was still appropriate.
As of March 31, 2022 and 2021, the Company’s gross liability for unrecognized tax benefits was $3.1 million and $2.5 million, respectively. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2022 and 2021, the Company had no accrued interest or penalties related to its unrecognized tax benefits. If any unrecognized tax benefits are realized, it would not result in any income tax benefit as the Company currently has a full valuation allowance against the deferred tax assets in which there is an uncertain tax benefit.
13. RELATED PARTY TRANSACTIONS
The Company defines related parties as directors, executive officers, nominees for director, stockholders that have significant influence over the Company, or are a greater than 10% beneficial owner of the Company’s capital and their affiliates or immediate family members.
In November 2020, the Company entered into a lease agreement with Isabelle Geday, a member of the Board of Directors. The lease payments were less than $0.1 million for the three months ended March 31, 2022 and 2021. In addition, the Company signed a consulting agreement with Ms. Geday on December 1, 2021, which was subsequently assigned to Magillem Design Services S.A., effective January 10, 2022. Prior to signing the consulting agreement, Ms. Geday was paid as an executive employee of the Company from December 1, 2020 through November 30, 2021. As a consultant, Ms. Geday will provide services for an initial three-year term and is eligible to receive $26,445 per month for the first 12 months of the consulting term and $19,445 per month for the remaining 24 months of the consulting term. For the three months ended March 31, 2022, the Company paid Ms. Geday $0.1 million for consulting services. Lastly, the 455,000 stock options and 62,200 RSUs granted in connection with Ms. Geday’s prior employment and 6,250 RSUs granted as a member of the Board of Directors of the Company continue to vest.

14. SUBSEQUENT EVENTS
On February 21, 2022, Arteris IP (Hong Kong) Ltd. (AHK), a wholly-owned subsidiary of the Company, entered into a Share Purchase and Shareholders Agreement (the SPA) with SME Development (Shaoxing) Venture Fund, LLP, Jiaxing Luojia Chuanzhi Investment Partnership Enterprise (Limited Partnership), Gongqing City Guinie Zhuyu No. 3 Investment Partnership (Limited Partnership) (together, the Investors) and Ningbo Transchip Information Consulting Partnership (Limited Partnership) (Management Co).
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

The transaction was not closed as of March 31, 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included under Part I, Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2021 included in the 2021 Form 10-K. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the heading “Risk Factors” in this Quarterly Report on Form 10-Q. Please also see the section under the heading “Cautionary Note Regarding Forward-Looking Statements” in the 2021 Form 10-K.

Unless the context otherwise requires, all references in this report to “we,” “us,” “our,” the “Company,” and “Arteris” refer to Arteris, Inc. and its subsidiaries.
Overview
We are a leading provider of interconnect and other intellectual property (IP) technology that manages the on-chip communications in System-on-Chip (SoC) semiconductor devices. Our products enable our customers to deliver increasingly complex SoCs that not only process data but are also able to make decisions. Growth in the total addressable market for our solutions is being driven by the addition of more processors, channels of memory access, machine learning sections, chiplets, additional input/output (I/Os) interface standards and other subsystems within SoCs. The growth in the numbers of these connected on-chip subsystems place an increasing premium on the interconnect IP capability to move data inside complex SoCs. We believe this increase in SoC complexity is creating a significant opportunity for sophisticated SoC system IP solutions which incorporate Network-on-Chip (NoC) interconnect IP, IP deployment software and NoC interface IP (consisting of peripheral data transport IP and control plane networks connected to NoC interconnect IPs).
Our IP deployment solutions, which were significantly enhanced by our acquisition of Magillem Design Services S.A. (Magillem) in 2020, complement our interconnect IP solutions by helping to automate not only the customer configuration of its NoC interconnect but also the process of integrating and assembling all of the customer’s IP blocks into an SoC. Products incorporating our IP are used to carry most of the important data inside complex SoCs for sophisticated applications, including automated driving, artificial intelligence/machine learning (AI/ML), 5G and wireless communications, data centers, and consumer electronics.

As of March 31, 2022, we had 227 full-time employees and offices in eight locations in the United States, France, China, South Korea and Japan. For the three months ended March 31, 2022, we generated revenue of $11.8 million, net loss of $6.8 million, and net loss per share, basic and diluted of $0.22. As of March 31, 2022, we had Annual Contract Value (as defined below) of $49.6 million. During the three months ended March 31, 2022, we added seven Active Customers (as defined below) and our customers had 19 Design Starts (as defined below).

Recent Developments
On February 21, 2022, Arteris IP (Hong Kong) Ltd. (AHK), a wholly-owned subsidiary of the Company, entered into a Share Purchase and Shareholders Agreement (the SPA) with SME Development (Shaoxing) Venture Fund, LLP, Jiaxing Luojia Chuanzhi Investment Partnership Enterprise (Limited Partnership), Gongqing City Guinie Zhuyu No. 3 Investment Partnership (Limited Partnership) (the Investors) and Ningbo Transchip Information Consulting Partnership (Limited Partnership) (Management Co). Following the consummation of the foregoing transactions, and subject to closing terms and conditions in the SPA, it is currently anticipated that the Company will hold a 40.321% equity interest in Transchip.

We expect to benefit from this arrangement by way of expanding its customer and business relationships with Chinese entities in the automotive market. It also anticipates a potential longer-term benefit by way of investment returns on its minority equity interest.

Factors Affecting Our Business
We believe that the growth of our business and our future success are dependent upon many factors including those described under “Risk Factors” and elsewhere in this report, in addition to those described below. While each of these factors presents significant opportunities for us, these factors also pose challenges that we must successfully address in order to sustain the growth of our business and enhance our results of operations.
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

Terms of our Agreements with Customers
Our revenue from period to period can be impacted by the terms of the agreements we enter into with our customers. For example, in recent periods we have structured certain agreements with customers that include substantial up front licensing payments. As a result of how these contracts are structured and the revenue is recognized, our revenue in the three months ended March 31, 2022 may not be comparable to future periods if we do not enter into similar contractual agreements. Further, a meaningful percentage of our revenue is generated through royalty payments. Because the time between a new license agreement win and the customer’s end product being sold can be substantial, with sales of the end product being subject to a number of factors outside our control, our revenue from royalties is difficult to predict. As a result of the foregoing, revenue may fluctuate significantly from period to period and any increase or decrease in such revenue may not be indicative of future period-to-period increases or decreases.
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
COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic which has resulted in substantial global economic disruption and uncertainty. In response to the COVID-19 pandemic, the measures implemented by various authorities have caused us to change our business practices, including those related to where employees work, the distance between employees in our facilities, limitations on in-person meetings between employees and with customers, suppliers, service providers and stakeholders, as well as restrictions on business travel to domestic and international locations and to attend trade shows, technical conferences and other events. Although we have experienced, and may continue to experience, some impact on certain parts of our business as a result of governmental restrictions and other measures to mitigate the spread of COVID-19, our results of operations, cash flows and financial condition were not materially adversely impacted in the three months ended March 31, 2022.

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
Key Performance Indicators
We use the following key performance indicators to analyze our business performance and financial forecasts and to develop strategic plans, which we believe provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team. These key performance indicators are presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with generally accepted accounting principles in the United States (GAAP), and may differ from similarly titled metrics or measures used by other companies, securities analysts, or investors.
Annual Contract Value
We define Annual Contract Value (ACV) for an individual customer agreement as the total fixed fees under the agreement divided by the number of years in the agreement term. Our total ACV is the aggregate ACVs for all our customers as measured at a given point in time. Total fixed fees includes licensing, support and maintenance and other fixed fees under IP licensing or software licensing agreements but excludes variable revenue derived from licensing agreements with customers, particularly royalties. ACV was $49.6 million and $38.1 million as of March 31, 2022 and 2021, respectively. In addition, total ACV and trailing-twelve-months royalties and other revenue was $52.8 million and $41.8 million as of March 31, 2022 and 2021, respectively. We monitor ACV to measure our success and believe the increase in the number shows our progress in expanding our customers’ adoption of our platform.
Active Customers
We define Active Customers as customers who have entered into a license agreement with us that remains in effect. The retention and expansion of our relationships with existing customers are key indicators of our revenue potential. We added seven Active Customers during both the three months ended March 31, 2022 and 2021. Our annual average customer retention rate, excluding IP deployment solutions, is 95% from March 31, 2021 to March 31, 2022.
Design Starts
We define Design Starts as when customers commence new semiconductor designs using our interconnect IP and notify us. Design Starts is a metric management uses to assess the activity level of our customers in terms of the number of new semiconductor designs that are started using our interconnect IP in a given period. Our interconnect IP and NoC interface IP customer base started a total of 19 and 20 designs during the three months ended March 31, 2022 and 2021, respectively. We believe that the number of Design Starts is an important indicator of the growth of our business and future royalty revenue trends.
Remaining Performance Obligations
We define Remaining Performance Obligations (RPO) as the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and contracted amounts that will be invoiced and recognized as revenue in future periods.
The RPO amount is intended to provide visibility into future revenue streams. We expect RPO to fluctuate up or down from period to period for several possible reasons, including amounts, timing, and duration of customer contracts, as well as the timing of billing cycles for each contract. Our RPO was $60.5 million and $47.4 million as of March 31, 2022 and 2021, respectively.

Components of Our Results of Operations
Revenue: Our revenue is primarily derived from licensing intellectual property, licensing software, support and maintenance services, professional services, training services, and royalties. Our agreements often include other service elements including training and professional services which were immaterial for the three months ended March 31, 2022 and 2021, respectively.
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

Allocation of Overhead Costs: Overhead costs that are not substantially dedicated for use by a specific functional group are allocated based on headcount. Such costs include costs associated with office facilities, depreciation of property and equipment, certain support function personnel costs and other expenses.
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
Interest and other expense, net:  Interest and other expense, net consists primarily of gains and losses from foreign currency transactions.
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

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Total revenue	$11,755	$6,658
Cost of revenue	979	868
Gross profit	10,776	5,790
Operating expenses:
Research and development (1)	9,456	6,538
Sales and marketing (1)	3,921	2,448
General and administrative (1)	4,015	3,251
Total operating expenses	17,392	12,237
Loss from operations	(6,616)	(6,447)
Interest and other expense, net	(81)	(114)
Loss before provision for income taxes	(6,697)	(6,561)
Provision for income taxes	123	156
Net loss	$(6,820)	$(6,717)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Cost of revenue	$96	$13
Research and development	1,144	199
Sales and marketing	271	24
General and administrative	798	97
Total stock-based compensation expense	$2,309	$333
The following table summarizes our results of operations as a percentage of total revenue for each of the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
	(as a percentage of total revenue)
Total revenue	100%	100%
Cost of revenue	8	13
Gross profit	92	87
Operating expenses:
Research and development	80	98
Sales and marketing	34	37
General and administrative	34	49
Total operating expenses	148	184
Loss from operations	(56)	(97)
Interest and other expense, net	(1)	(2)
Loss before provision for income taxes	(57)	(99)
Provision for income taxes	1	2
Net loss	(58)%	(101)%

Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Licensing, support and maintenance	$10,575	$6,161	$4,414	72%
Variable royalties	984	490	494	101%
Other	196	7	189	*
Total	$11,755	$6,658	$5,097	77%
* not meaningful
Growth in our licensing and support and maintenance continued with a 72% increase during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to increase in new license agreements with existing customers and the addition of new customers.
Cost of revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenue	$979	$868	$111	13%
Cost of revenue increased, $0.1 million, or 13%, to $1.0 million for the three months ended March 31, 2022, from $0.9 million for the three months ended March 31, 2021. The increase in cost of revenue was primarily due to higher FAE employee-related costs as a result of increased headcount.
Operating expenses

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Research and development	$9,456	$6,538	$2,918	45%
Sales and marketing	3,921	2,448	1,473	60%
General and administrative	4,015	3,251	764	24%
Total operating expenses	$17,392	$12,237	$5,155	42%
Research and development expenses
R&D expenses increased, $2.9 million, or 45%, to $9.5 million for the three months ended March 31, 2022 from $6.5 million for the three months ended March 31, 2021. The increase in R&D expenses was primarily due to higher employee-related costs of $1.6 million mainly driven by increased engineering headcount as a result of growth and our investment in our interconnect technology and IP deployment software and an increase in allocated costs of $1.2 million primarily attributable to increased headcount. The increase in employee-related costs includes an increase in stock-based compensation expense of $0.9 million primarily related to our RSUs granted prior to our initial public offering (IPO), as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in October 2021.

Sales and marketing expenses
S&M expenses increased, $1.5 million, or 60%, to $3.9 million for the three months ended March 31, 2022 from $2.4 million for the three months ended March 31, 2021. The increase in S&M expenses was primarily due to higher employee-related costs of $0.8 million mainly driven by higher headcount to support our continued growth and an increase in stock-based compensation expense related to our RSUs granted prior to our IPO, as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in October 2021 and an increase in allocated costs of $0.4 million primarily attributable to increased headcount.
General and administrative expenses
G&A expenses increased, $0.8 million, or 24%, to $4.0 million for the three months ended March 31, 2022 from $3.3 million for the three months ended March 31, 2021. The increase in G&A expenses was primarily due to an increase in employee-related costs by $0.6 million driven by higher headcount to support our continued growth and an increased insurance expenses and other corporate expenses of $0.8 million to support the normal course of operating as a public company and our continued growth, partially offset by decrease in professional fees of $0.8 million. The increase in employee-related costs includes an increase in stock-based compensation expense of $0.7 million primarily related to our RSUs granted prior to our IPO, as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in October 2021.
Interest and other expense, net

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Interest and other expense, net	$(81)	$(114)	$33	29%
Interest and other expense, net remained at $0.1 million for the three months ended March 31, 2022 and 2021.
Provision for income taxes

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Provision for income taxes	$123	$156	$(33)	(21)%
Provision for income taxes for the three months ended March 31, 2022 was $0.1 million, compared to $0.2 million for the three months ended March 31, 2021. The decrease in our income tax expense was due to a change in the forecasted geographic mix of worldwide earnings which are taxed at different statutory tax rates, the impact of losses in jurisdictions which have full valuation allowances, and a decrease in current year foreign withholding taxes. Foreign withholding taxes are generally assessed on gross revenue generated, rather than pre-tax income, in certain countries in which the Company does not file an income tax return.

Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from payments received from our customers, the net proceeds from the sale of our common stock in the IPO as well as the net proceeds from the private issuance of our convertible preferred stock and common stock. As of March 31, 2022, we had $82.2 million in cash of which $4.8 million was held by our foreign subsidiaries.
We believe our cash, available borrowing capacity and cash expected to be generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations for at least the next 12 months. If these resources are not sufficient to satisfy our liquidity requirements, we may be required to seek additional financing. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may contain covenants that significantly restrict our operations or our ability to obtain additional debt financing in the future. Any additional financing that we raise may contain terms that are not favorable to us or our stockholders. We cannot assure you that we would be able to obtain additional financing on terms favorable to us or our existing stockholders, or at all. See “Risk Factors —Risks Related to Our Business and Industry—Our ability to raise capital in the future may be limited and could prevent us from executing our growth strategy” in our 2021 Form 10-K for additional information and elsewhere in this report.
Cash Flows
The following table summarizes changes in our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(1,361)	$516
Net cash used in investing activities	$(283)	$(39)
Net cash used in financing activities	$(1,945)	$(200)
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
For the three months ended March 31, 2022, net cash used in operating activities was $1.4 million primarily due to our net loss of $6.8 million, adjusted for non-cash charges of $2.7 million and $2.7 million changes in operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $5.7 million decrease in accounts receivable, partially offset by a $1.4 million increase in prepaid expenses and other assets and a $1.4 million decrease in accrued expenses and other current liabilities.
For the three months ended March 31, 2021, net cash provided by operating activities was $0.5 million primarily due to our net loss of $6.7 million, adjusted for non-cash charges of $0.7 million and $6.5 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of depreciation and amortization, and stock-based compensation. The primary drivers of the changes in operating assets and liabilities were a $6.1 million decrease in accounts receivable and a $1.8 million increase in deferred revenue, partially offset by a $1.2 million decrease in accrued expenses and other liabilities.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 and 2021 was $0.3 million and $39 thousand, respectively, primarily attributable to payments of deferred transaction costs relating to investment in Transchip and purchases of property and equipment to support our office facilities.

Financing Activities
Net cash used in financing activities for the three months ended March 31, 2022 was $1.9 million, primarily attributable to payments of contingent consideration for business acquisition of $1.6 million.
Net cash used in financing activities for the three months ended March 31, 2021 was $0.2 million, primarily attributable to principal payments under vendor financing arrangements and term loan.
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
Critical Accounting Estimates
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
There have been no material changes to our critical accounting estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2021 Form 10-K.
Recently Issued and Adopted Accounting Pronouncements
For more information regarding recently issued accounting pronouncements, see Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
JOBS Act
We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included on our 2021 Form 10-K. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
We may also be unable to reduce the cost of our products sufficiently to enable us to compete with our competitors. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures and/or other economic factors including inflation and customer and end market supply chain constraints and could adversely affect our gross margins and ability to meet customer demand. To the extent we are unable to reduce the prices of our products and remain competitive, our revenue will likely decline, resulting in further pressure on our gross margins, which could harm our business. Many other companies in the IP interconnect space have not been able to continue as a going concern due to intense competition and low margins. See “Business—Competition” in our 2021 Form 10-K for additional information.
We have a history of net losses, and we may not achieve or maintain profitability in the future.
We have incurred net losses in certain periods historically. We incurred a net loss of $23.4 million in 2021 and $3.3 million in 2020, and our net loss for the three months ended March 31, 2022 was $6.8 million. As of March 31, 2022, we had an accumulated deficit of $45.8 million. We have spent significant funds on organizational and start-up activities, to recruit engineers and other employees and to support our research and development. The net losses we incur may fluctuate significantly from quarter to quarter and may increase as a result of the COVID-19 pandemic.
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
Interconnect IP technology is complex, and our customer support is critical for the successful deployment of our IP in our customers’ designs, and we have 31 corporate and field application engineers in our global support organization. High-quality support is important for customer retention, and the importance of our support function will increase as we expand our business and pursue new customers. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our offerings to existing and new customers could suffer, and our reputation with existing or potential customers could suffer.

Our dependence on international customers and operations also subjects us to a range of other additional regulatory, operational, financial and political risks that could adversely affect our financial results.
For 2021 and 2020, 56.9% and 67.1%, respectively, of our revenue was derived from sales to customers outside of the United States. In particular, we derived 27.1% and 44.9% of our revenue in 2021 and 2020, respectively, from customers located in China. As of March 31, 2022, 62.2% of our revenue was derived from sales to customers outside of the United states and 23.6% of our revenue was derived from customers located in China. We expect our revenue from China to decrease due to the applicable U.S. government trade restrictions. As a result, the economic, political, legal and social conditions in China could harm our business. In addition, we have offices globally with our sales and research and development being conducted in offices located in the San Francisco Bay Area, Texas, France, China, South Korea and Japan. Moreover, conducting business outside the United States subjects us to a number of additional risks and challenges, including:
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
A significant amount of our revenue is derived from a limited number of customers. As of March 31, 2022, sales to Samsung Electronics Co., Ltd. accounted for 20% and Intel Corporation accounted for 17% of our revenue. We expect that a relatively small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future.

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
Of our annual contract value at March 31, 2022, 31% was derived from customers supplying to the consumer industry, 13% was to customers in the network industry, 16% was to customers that supply various systems and components to the automotive industry, 19% was to customers in the AI/ML industry and 8% was to customers supplying large scale cloud and data center customers.
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

The COVID-19 pandemic has reached across the globe, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans intended to control the spread of the virus. Measures implemented by various authorities in response to the COVID-19 pandemic have caused us to change our business practices, including those related to where employees work, the distance between employees in our facilities, limitations on in-person meetings between employees and with customers, potential customers, suppliers, service providers and stakeholders, as well as restrictions on business travel to domestic and international locations and to attend trade shows, technical conferences and other events. While many of these measures are not currently in effect, ongoing social distancing measures, and future prevention and mitigation measures, as well as the potential for some of these measures to be reinstituted in the event of repeat waves of the virus are likely to have, an adverse impact on global economic conditions, which could further affect our operations. A widespread epidemic, pandemic or other health crisis could also cause significant volatility in global markets. The COVID-19 outbreak has caused disruption in financial markets, which if it continues or intensifies, could reduce our ability to access capital and thereby harm our business.
These current and potential future measures that could restrict access to our facilities, limit support operations and place restrictions on our workforce, suppliers and other business partners have impacted and may further impact our workforce and operations, the operations of our customers and end users of our products, and those of our respective vendors, suppliers and other business partners. The disruptions to our operations caused by the COVID-19 pandemic may result in inefficiencies, delays and additional costs in our product development, sales, marketing, and customer service efforts that we cannot fully mitigate through remote or other alternative work arrangements. In addition, the severe global economic disruption, including recession, depression or other sustained adverse market impact caused by health crisis such as the COVID-19 pandemic, may cause our customers and end-users of our products to suffer significant economic hardship and potentially even go out of business, which could result in decreased demand for our products and harm our business.
The ultimate extent of the impact of any epidemic, pandemic, or other health crisis on our business will depend on multiple factors that are highly uncertain and cannot be predicted, including its severity, location and duration, and actions taken to contain or prevent further its spread. Additionally, the COVID-19 pandemic could increase the magnitude of many of the other risks described in this Quarterly Report on Form 10-Q, and may have other material adverse effects on our operations that we are not currently able to predict. If our business and the markets in which we operate experience a prolonged occurrence of adverse public health conditions, such as COVID-19, it could materially adversely affect our business, financial condition, and results of operations.
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
Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is significant pressure to maintain low royalty rates in certain markets where the end product may have a low average sales price, such as many consumer electronics products. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products on future or renewal agreements be lower than our historic royalty rates. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates on future or renewal agreements as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease with new or renewed customers, thereby decreasing future anticipated revenue and cash flow. Variable royalty revenue was 8.4% of our revenue for the three months ended March 31, 2022. Therefore, a significant decrease in our royalty revenue could materially adversely affect our operating results.
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
We have operations and assets in the U.S. as well as foreign jurisdictions, and we prepare our consolidated financial statements in U.S. dollars, but a portion of our earnings and expenditures are denominated in other currencies. We therefore must translate our foreign assets, liabilities, revenue and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar may negatively affect the value of these items in our financial statements. In addition, since many of our sales in foreign jurisdictions are denominated in U.S. dollars, fluctuations in the value of foreign currencies relative to the U.S. dollar may effectively increase the price of our products in the currency of the jurisdiction in which the sale took place and may result in our products becoming too expensive for non-U.S. customers who do not conduct their business in U.S. dollars. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations. If the volume of our international operations increases and foreign currency exchange rates change, the impact to our consolidated statements of operations could be significant and may affect the comparability of operating results. The impact from foreign currency transactions for the three months ended March 31, 2022 was immaterial. We do not believe a 10% increase or decrease in foreign exchange rates would have resulted in a material impact to our operating results. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in the value of our net foreign currency investment, and our business may be harmed.

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
We seek to protect our proprietary technology and innovations, particularly those relating to the design of our products, through patents, trade secrets and other IP rights. As of March 31, 2022, we had 114 total issued patents, pending patent applications and non-expired provisional patent applications worldwide. Of these, we had 38 issued or allowed patents, 34 of which are U.S. issued patents, one is a China issued patent and one is a U.K. issued patent. The 36 issued patents generally expire between 2035 and 2041. As of March 31, 2022, we had 74 pending non-provisional and provisional patent application filings, including 40 in the United States, 14 in Europe, 14 in China, four in Korea and two in Japan. Maintenance of patent portfolios, particularly outside of the United States, is expensive, and the process of seeking patent protection is lengthy and costly. While we intend to maintain our current portfolio of patents and to continue to prosecute our currently pending patent applications and file future patent applications when appropriate, the value of these actions may not exceed their expense. Existing patents and those that may be issued from any pending or future applications may be subject to challenges, invalidation or circumvention, and the rights granted under our patents may not provide us with meaningful protection or any commercial advantage. In addition, the protection afforded under the patent laws of one country may not be the same as that in other countries. This means, for example, that our right to exclusively commercialize a product in those countries where we have patent rights for that product can vary on a country-by-country basis. We also may not have the same scope of patent protection in every country where we do business.
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
We license third-party software and other IP for use in product research and development and, in several instances, for inclusion in our products such as our license with Qualcomm for FlexNoC. We also license third-party software, including the software of our competitors, to test the interoperability of our products with other industry products and in connection with our professional services. Our third-party licenses typically limit our use of IP to specific uses and for specific time periods, and include other contractual obligations with which we must comply. Moreover, certain IP rights may be licensed to us on a non-exclusive basis, and accordingly, the owners of such IP are free to license such rights to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. These licenses may need to be renegotiated or renewed from time to time, or we may need to obtain new licenses in the future. For example, we may be required to renegotiate or seek a waiver to or consent under our license with Qualcomm with respect to our FlexNoC product in the event of certain changes of control (as defined in our agreements with Qualcomm) and there can be no guarantee we would be successful in such endeavor. Such provision could prevent us from pursuing a robust sales process in the event of a sale of the company, if Qualcomm refuses to provide consent or waive such change in control provision. In such an event, a change in control could cause us to lose our license with Qualcomm and our valuation could be adversely affected. See “Business—Material Agreement—Qualcomm Agreements” in our 2021 Form 10-K for additional information. Third parties may stop adequately supporting or maintaining their technology, or they or their technology may be acquired by our competitors. If we are unable to obtain licenses to these third-party software and IP on reasonable terms or at all, we may not be able to sell or support the affected products, our customers’ use of the products may be interrupted, and/or our product development processes and professional services offerings may be disrupted, which could in turn harm our financial results, our customers, and our reputation. Further, if we or our third-party licensors were to breach any material term of a license, such a breach could, among other things, prompt costly litigation, result in the license being invalidated and or result in fines and other damages. If any of the following were to occur, it could harm our business and our reputation.

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

In July 2021, we submitted a voluntary self-disclosure (VSD) to the BIS, noting potential violations of the EAR. On April 29, 2022, the Office of Export Enforcement of the BIS decided not to refer this matter for criminal or administrative prosecution and closed the matter with the issuance of a warning letter. In our VSD submission, we identified discrete transactions with two customers, Bada and HiSilicon, that may have resulted in inadvertent violations of the EAR. We no longer provide either customer with products or ongoing support.We have taken and continue to take remedial measures to help prevent similar situations from occurring in the future.
We face risks associated with doing business in China.
As of March 31, 2022, we derived 23.6% of our revenue from customers located in China. As a result, the economic, political, legal and social conditions in China could harm our business. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the IP we develop in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Some of the other risks related to doing business in China include:
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
We have incurred cumulative losses historically and it is possible that we will not achieve profitability in the future. Realization of our existing net operating loss (NOL) carryforwards and other tax attributes (such as research tax credits) depends on future taxable income, and there is a risk that our NOL carryforwards and other tax attributes could expire unused before we achieve profitability and be unavailable to offset future taxable income, which could materially and adversely affect our operating results.
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
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of March 31, 2022, we had 31.9 million shares of common stock outstanding.
Approximately 9.8 million shares became available for sale in the public market on April 25, 2022, following the scheduled expiration of lock-up agreements that certain of our stockholders and the underwriters entered into in connection with our IPO. An additional approximately 16.3 million shares are held by current directors, executive officers and stockholders owning 5% or more of our outstanding common stock, or are otherwise restricted securities under applicable securities laws. Such shares may be sold in the future subject to fulfilling the requirements under Rule 144 and other applicable securities laws.

Following the expiration of lockup agreements, approximately 8.3 million shares of common stock that are either subject to outstanding options or reserved for future issuance pursuant to restricted stock unit grants, in each case, under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.
In addition, certain of our executive officers, directors and stockholders affiliated with our directors have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the executive officer, director or affiliated stockholder when entering into the plan, without further direction from the executive officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our executive officers, directors and stockholders affiliated with our directors also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.
Our principal stockholder Ventech Capital F, which is affiliated with our director Christian Claussen, and K. Charles Janac, our President, Chief Executive Officer and Chairman, beneficially own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
As of March 31, 2022, Ventech Capital F, which is affiliated with our director Christian Claussen, and K. Charles Janac, our President, Chief Executive Officer and Chairman, held voting power over approximately 10% and 32%, respectively, of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. While there is no voting agreement or other arrangement between the stockholders, if they vote together they may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise could dilute the ownership and voting power of our other stockholders.
We have 300,000,000 shares of common stock authorized but unissued, based on the number of shares of our common stock outstanding as of March 31, 2022. In addition, our Certificate of Incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our Certificate of Incorporation authorizes us to issue shares of common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock from time to time, for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, an acquisition, an investment, our stock incentive plans or otherwise. Such additional shares of our common stock or such other securities may be issued at a discount to the market price of our common stock at the time of issuance. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. As discussed below, the potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock. Any issuance of such securities could result in substantial dilution to our existing stockholders and cause the market price of shares of our common stock to decline.

We do not expect to declare or pay any dividends on our common stock for the foreseeable future.
We do not intend to pay cash dividends on our common stock for the foreseeable future. Consequently, investors must rely on sales of their shares of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking dividends should not purchase shares of our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and subject to, among other things, our compliance with applicable law, and depending on, among other things, our business prospects, financial condition, results of operations, cash requirements and availability, debt repayment obligations, capital expenditure needs, the terms of any preferred equity securities we may issue in the future, covenants in the agreements governing our current and future indebtedness, other contractual restrictions, industry trends, the provisions of the Delaware General Corporation Law (the “DGCL”) affecting the payment of dividends and distributions to stockholders and any other factors or considerations our board of directors may regard as relevant. Furthermore, because we are a holding company, our ability to pay dividends on our common stock will depend on our receipt of cash distributions and dividends from our direct and indirect wholly owned subsidiaries, which may be similarly impacted by, among other things, the terms of any preferred equity securities these subsidiaries may issue in the future, debt agreements, other contractual restrictions and provisions of applicable law. See “Dividend Policy” in our 2021 Form 10-K for additional information.
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
Provisions in our Certificate of Incorporation and our Bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing:
•a classified board of directors with three-year staggered terms, which may have the effect of deferring, delaying or discouraging hostile takeovers, or changes in control of us or our management;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from filling vacancies on our board of directors;
•the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the ability of our board of directors to alter our bylaws without obtaining stockholder approval;
•the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to amend or repeal our bylaws or amend the provisions of our Certificate of Incorporation regarding the election and removal of directors;

•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors or a majority of our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or for stockholders controlling a majority of our capital stock to take action, including the removal of directors; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at an annual meeting or special meeting of stockholders, which may discourage or delay a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us until the next stockholder meeting or at all.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

Our Registration Statement on Form S-1, as amended (File No. 333-259988) (the “Form S-1”), for our IPO was declared effective by the SEC on October 26, 2021. The Form S-1 registered the offering and sale of 5,750,000 shares of common stock. On October 29, 2021, we completed our IPO, in which we issued 5,750,000 shares of common stock at a price to the public of $14.00 per share, including 750,000 shares issued upon the full exercise of the underwriters’ option to purchase additional shares. We received net proceeds of approximately $71.1 million after deducting underwriting discounts and commissions and offering costs of approximately $3.8 million.

Jefferies LLC and Cowen served as lead book-running managers and BMO Capital Markets served as joint book-running manager for the offering. Northland Capital Markets and Rosenblatt Securities acted as co-managers.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arteris, Inc.	8-K	3.1	10-29-2021
3.2	Amended and Restated Bylaws of Arteris, Inc.	8-K	3.2	10-29-2021
4.1	Specimen Stock Certificate evidencing the shares of common stock.	S-1/A	4.1	10-18-2021
10.1	Transchip Share Purchase and Shareholders Agreement				X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).				X

#	Indicates a management contract or compensatory plan or arrangement.
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

Date: May 10, 2022

Arteris, Inc.

By:	/s/ K. Charles Janac
Name:	K. Charles Janac
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nicholas B. Hawkins
Name:	Nicholas B. Hawkins
Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)