Form 10-Q
period 2022-06-30
Arteris, Inc.
filed 2022-08-09
CIK 1667011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of August 2, 2022, there were 32,683,706 shares of the registrant’s common stock outstanding.

Part I - Financial Information
Item 1. Financial Statements
Arteris, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	As of
	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$81,301	$85,825
Accounts receivable, net	4,705	13,873
Prepaid expenses and other current assets	8,862	6,949
Total current assets	94,868	106,647
Property and equipment, net	3,017	2,438
Equity method investment	12,169	—
Operating lease right-of-use assets	2,361	2,765
Intangibles, net	2,721	2,959
Goodwill	2,677	2,677
Other assets	3,339	2,957
TOTAL ASSETS	$121,152	$120,443
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,567	$1,722
Accrued expenses and other current liabilities	10,758	10,573
Operating lease liabilities, current	1,027	961
Deferred revenue, current	28,104	28,403
Vendor financing arrangements, current	1,077	833
Total current liabilities	42,533	42,492
Deferred revenue, noncurrent	19,681	20,773
Operating lease liabilities, noncurrent	1,394	1,851
Vendor financing arrangements, noncurrent	239	266
Deferred income, noncurrent	10,444	—
Other liabilities	1,151	2,157
Total liabilities	75,442	67,539
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, par value of $0.001 - 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, par value of $0.001 - 300,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 32,622,817 and 31,530,682 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	33	31
Additional paid-in capital	97,237	91,945
Accumulated other comprehensive loss	(81)	(81)
Accumulated deficit	(51,479)	(38,991)
Total stockholders' equity	45,710	52,904
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$121,152	$120,443
See accompanying notes to condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue
Licensing, support and maintenance	$14,033	$10,056	$24,608	$16,217
Variable royalties and other	789	757	1,969	1,254
Total revenue	14,822	10,813	26,577	17,471
Cost of revenue	1,289	867	2,268	1,735
Gross profit	13,533	9,946	24,309	15,736
Operating expenses:
Research and development	10,371	6,425	19,827	12,963
Sales and marketing	4,456	2,281	8,377	4,729
General and administrative	4,132	4,761	8,147	8,012
Total operating expenses	18,959	13,467	36,351	25,704
Loss from operations	(5,426)	(3,521)	(12,042)	(9,968)
Interest and other income (expense), net	109	(200)	28	(314)
Loss before provision for income taxes	(5,317)	(3,721)	(12,014)	(10,282)
Provision for income taxes	351	188	474	344
Net loss and comprehensive loss	$(5,668)	$(3,909)	$(12,488)	$(10,626)

Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.20)	$(0.39)	$(0.55)
Weighted average shares used in computing per share amounts, basic and diluted	32,258,228	19,874,925	31,940,293	19,354,965
See accompanying notes to condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2022
	Redeemable Convertible Preferred Stock		Stockholders’ Equity
					Additional	Accumulated Other
			Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

BALANCE—March 31, 2022	—	$—	31,858,420	$31	$93,520	$(81)	$(45,811)	$47,659
Issuance of common stock for cash upon exercise of stock options	—	—	641,932	2	352	—	—	354
Issuance of common stock for settlement of restricted stock units	—	—	127,743	—	—	—	—	—
Tax withholding on RSUs settlement	—	—	(5,278)	—	(19)	—	—	(19)
Stock-based compensation expense	—	—	—	—	3,384	—	—	3,384
Net loss	—	—	—	—	—	—	(5,668)	(5,668)
BALANCE—June 30, 2022	—	$—	32,622,817	$33	$97,237	$(81)	$(51,479)	$45,710

	Three Months Ended June 30, 2021
	Redeemable Convertible Preferred Stock		Stockholders’ Deficit
					Additional	Accumulated Other
			Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

BALANCE—March 31, 2021	4,471,316	$5,712	19,031,216	$19	$4,129	$(31)	$(22,324)	$(18,207)
Issuance of common stock	—	—	1,250,000	2	5,435	—	—	5,437
Issuance of common stock for cash upon exercise of stock options	—	—	227,707	—	112	—	—	112
Issuance of common stock for settlement of restricted stock units	—	—	16,331	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	378	—	—	378
Net loss	—	—	—	—	—	—	(3,909)	(3,909)
BALANCE—June 30, 2021	4,471,316	$5,712	20,525,254	$21	$10,054	$(31)	$(26,233)	$(16,189)
See accompanying notes to condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2022
	Redeemable Convertible Preferred Stock		Stockholders’ Equity
					Additional	Accumulated Other
			Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

BALANCE—December 31, 2021	—	$—	31,530,682	$31	$91,945	$(81)	$(38,991)	$52,904
Issuance of common stock for cash upon exercise of stock options	—	—	766,942	2	442	—	—	444
Issuance of common stock for settlement of restricted stock units	—	—	394,436	—	—	—	—	—
Tax withholding on RSUs settlement	—	—	(69,243)	—	(843)	—	—	(843)
Stock-based compensation expense	—	—	—	—	5,693	—	—	5,693
Net loss	—	—	—	—	—	—	(12,488)	(12,488)
BALANCE—June 30, 2022	—	$—	32,622,817	$33	$97,237	$(81)	$(51,479)	$45,710

	Six Months Ended June 30, 2021
	Redeemable Convertible Preferred Stock		Stockholders’ Deficit
					Additional	Accumulated Other
			Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

BALANCE—December 31, 2020	4,471,316	$5,712	18,486,989	$18	$3,612	$(31)	$(15,607)	$(12,008)
Issuance of common stock	—	—	1,250,000	1	5,435	—	—	5,436
Issuance of common stock for cash upon exercise of stock options	—	—	771,934	2	296	—	—	298
Issuance of common stock for settlement of restricted stock units	—	—	16,331	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	711	—	—	711
Net loss	—	—	—	—	—	—	(10,626)	(10,626)
BALANCE—June 30, 2021	4,471,316	$5,712	20,525,254	$21	$10,054	$(31)	$(26,233)	$(16,189)
See accompanying notes to condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,488)	$(10,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	929	733
Stock-based compensation	5,693	711
Operating non-cash lease expense	13	(31)
Other, net	(1)	(8)
Gain on deconsolidation of subsidiary (Note 12)	(149)	—
Changes in operating assets and liabilities:
Accounts receivable, net	9,168	5,932
Prepaid expenses and other assets	(2,232)	(2,872)
Accounts payable	(1)	973
Accrued expenses and other liabilities	(704)	(34)
Deferred revenue	(1,391)	3,716
Net cash used in operating activities	(1,163)	(1,506)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(205)	(359)
Payments relating to investment in equity method investment (Note 12)	(520)	—
Net cash used in investing activities	(725)	(359)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of contingent consideration for business acquisition	(1,573)	—
Proceeds from issuance of common stock	—	5,435
Principal payments under vendor financing arrangements	(407)	(325)
Proceeds from exercise of stock options	443	298
Payments to tax authorities for shares withheld from employees	(843)	—
Payments of deferred offering costs	(256)	(178)
Payments of principal portion of term loan	—	(300)
Net cash (used in) provided by financing activities	(2,636)	4,930
NET (DECREASE) INCREASE IN CASH	(4,524)	3,065
CASH, beginning of period	85,825	11,744
CASH, end of period	$81,301	$14,809

Noncash investing and financing activities:
Purchase of property and equipment through vendor financing and accrued expenses and other current liabilities	$962	$121
Unpaid deferred offering costs	$—	$1,447
Operating lease right-of-use assets exchanged for lease liabilities	$63	$327
Equity obtained in equity method investment in exchange for contribution of license agreement (Note 12)	$11,563	$—
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
COVID-19 Pandemic

While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions and emergence of new variants, it has already had an adverse effect on the global economy and the lasting effects of the pandemic continue to be unknown. In response to the COVID-19 pandemic, the measures implemented by various authorities have caused us to change the Company’s business practices, including those related to where employees work, the distance between employees in the Company’s facilities, limitations on in-person meetings between employees and with customers, suppliers, service providers and stakeholders, as well as restrictions on business travel to domestic and international locations and to attend trade shows, technical conferences and other events.

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

The operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Arteris, Inc. and its wholly-owned subsidiaries. All inter-company transactions and accounts have been eliminated.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to, among others, revenue recognition, the useful lives of assets, assessment of recoverability of property, plant and equipment, fair values of goodwill and other intangible assets, including impairments, leases, allowances for doubtful accounts, deferred tax assets and related valuation allowance, stock-based compensation, potential reserves relating to litigation and tax matters, collectability of certain receivables, fair value and amortization of deferred income, as well as other accruals or reserves. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentration of credit risk consist of cash and accounts receivable. The Company maintains cash in checking and savings deposits. All of the Company’s net IPO proceeds are held within a single financial institution as of June 30, 2022. Management believes no significant concentration risk exists with respect to cash as in management’s judgment the banks that hold the Company’s cash are financially stable. The Company deposits cash with high-credit-quality financial institutions which, at times, may exceed federally insured amounts.
The Company’s accounts receivable are derived principally from revenue earned from customers located in Americas, Europe, Middle East and Asia Pacific regions.
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	As of
	June 30, 2022	December 31, 2021
Customer A	18%	*
Customer B	15%	*
Customer C	12%	*
Customer D	*	33%
Customer E	*	21%
Customer F	*	12%
*Customer accounted for less than 10% of total accounts receivable at period end.
Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer D	32%	26%	26%	21%
Customer E	*	10%	*	*
Customer F	*	*	11%	*
*Customer accounted for less than 10% of total revenue in the period.

Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2022 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2021, except for those disclosed in this document.
Equity Method Investments

The Company uses the equity method to account for its investments in companies which the Company does not control but is deemed to have the ability to exercise significant influence over operating and financial decisions of the investee.

The Company generally measures an investment in the common stock of an investee initially at cost. The carrying value of the Company’s equity method investments is reported in equity method investment on the condensed consolidated balance sheets. The Company records its proportionate share of the income or loss in its equity method investments on a one-quarter lag. The cost is adjusted to recognize the Company's proportionate share of the investee’s net income or loss after the date of investment. The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.

Distributions received from an investee reduce the carrying value of an investment and are recorded in the consolidated statements of cash flows using the nature of distribution approach.
Recent Accounting Pronouncements
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
3.    REVENUE
Disaggregated Revenue
The following table shows revenue by product and services groups (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Licensing, support and maintenance	$14,033	$10,056	$24,608	$16,217
Variable royalties	587	684	1,571	1,174
Other	202	73	398	80
Total	$14,822	$10,813	$26,577	$17,471

Contract Balances
The following table provides information about accounts receivable, net, contract assets and deferred revenue (in thousands):

	As of
	June 30, 2022	December 31, 2021
Accounts receivable, net	$4,705	$13,873
Contract assets	$1,877	$1,486
Deferred revenue	$47,785	$49,176
The Company recognized revenue of $8.1 million and $5.6 million for the three months ended June 30, 2022 and 2021, respectively, and $14.7 million and $9.3 million for the six months ended June 30, 2022 and 2021, respectively, that was included in the deferred revenue balance at the beginning of the respective periods.
Contracted but unsatisfied performance obligations were $47.9 million and $49.3 million as of June 30, 2022 and December 31, 2021, respectively, and included unearned revenue and non-cancelable Flexible Spending Account (FSA) Agreements from customers where actual product selection and quantities of specific products are to be determined by customers at a future period. FSA commitments amounted to $0.2 million and $0.2 million as of June 30, 2022 and December 31, 2021, respectively. The Company has elected to exclude the potential future royalty receipts from the remaining performance obligations. The contracted but unsatisfied or partially unsatisfied performance obligations, excluding non-cancelable FSA, expected to be recognized in revenue over the next 12 months as of June 30, 2022 are $25.1 million, with the remainder recognized thereafter.
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

	As of
	June 30, 2022	December 31, 2021
Short-term commissions capitalized in prepaid expenses and other current assets	$2,396	$2,289
Long-term commissions capitalized in other assets	1,746	1,719
Total	$4,142	$4,008
Amortization of capitalized sales commissions was $0.9 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $1.6 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively.
Amortization of capitalized sales commissions are included in sales and marketing expense in the condensed consolidated statements of loss and comprehensive loss.

4.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(5,668)	$(3,909)	$(12,488)	$(10,626)
Denominator:
Weighted-average shares outstanding - basic and diluted	32,258,228	19,874,925	31,940,293	19,354,965
Net loss per share, basic and diluted	$(0.18)	$(0.20)	$(0.39)	$(0.55)
Since the Company was in a loss position for all periods presented, the diluted earnings per share is equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.
The following table summarizes the potentially dilutive securities that were excluded from the calculation of diluted earnings per share because they would be antidilutive:

	As of
	June 30, 2022	June 30, 2021
Stock options	4,355,694	6,201,315
Restricted stock units	5,220,177	2,887,064
Redeemable convertible preferred stock	—	4,471,316
Total	9,575,871	13,559,695
5.    FAIR VALUE MEASUREMENTS
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Equity method investments, and certain non-financial assets, such as intangible assets and property, plant and equipment, are remeasured at fair value only if an impairment or observable price adjustment is recognized in the current period.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include vendor financing arrangements. The carrying value of the vendor financing agreements were $1.3 million and $1.1 million as of June 30, 2022 and December 31, 2021, respectively. The Company’s vendor financing arrangements are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. The estimated fair values of these financial instruments approximate their carrying values.

6.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets, net
Intangible assets, net consisted of the following as of June 30, 2022 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$1,700	$(538)	$1,162
Customer relationships	1,100	(218)	882
IPR&D	500	—	500
Trade name and other	177	—	177
Total intangibles	$3,477	$(756)	$2,721
Intangible assets, net consisted of the following as of December 31, 2021 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$1,700	$(368)	$1,332
Customer relationships	1,100	(149)	951
IPR&D	500	—	500
Trade name and other	176	—	176
Total intangibles	$3,476	$(517)	$2,959
Amortization expense of intangible assets was $0.1 million for both the three months ended June 30, 2022 and 2021, and $0.2 million for both the six months ended June 30, 2022 and 2021.

The expected future amortization expense of these intangible assets as of June 30, 2022 is as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2022	$239
2023	478
2024	478
2025	449
2026	138
Thereafter	262
Total future amortization expense	$2,044
Goodwill
As of June 30, 2022 and December 31, 2021, goodwill was $2.7 million. No goodwill impairments were recorded during the three and six months ended June 30, 2022 and 2021.
7.    LEASES
The Company leases its offices at various locations under noncancelable operating lease agreements expiring at various dates through 2027. Under the terms of these agreements, the Company also bears the costs for certain insurance, property tax, and maintenance. The terms of certain lease agreements provide for increasing rental payments at fixed intervals.

Total operating lease related costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$266	$238	$539	$474
Short-term lease cost	92	36	225	52
Total lease cost	$358	$274	$764	$526
The weighted-average remaining term of the Company’s operating leases was 3.3 years and 3.6 years as of June 30, 2022 and December 31, 2021, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 7.5% as of both June 30, 2022 and December 31, 2021.
Maturities of operating lease liabilities as of June 30, 2022 were as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2022	$593
2023	990
2024	449
2025	278
2026	212
Thereafter	212
Total undiscounted cash flows	$2,734
Less: imputed interest	(313)
Present value of lease liabilities	$2,421

Operating lease liabilities, current	$1,027
Operating lease liabilities, non-current	1,394
$2,421
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
Vendor financing arrangements as of June 30, 2022 were as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2022	$427
2023	650
2024	331
Total undiscounted cash flows	$1,408
Less: imputed interest	(92)
Present value of vendor financing arrangements	$1,316

Vendor financing arrangements, current	$1,077
Vendor financing arrangements, noncurrent	239
$1,316
Interest expense was less than $0.1 million for the three and six months ended June 30, 2022 and 2021.

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
The Company has incurred no actual payment obligations from these above-noted indemnification provisions and director and officer indemnity agreements for three and six months ended June 30, 2022 and 2021 and the condensed consolidated financial statements do not include liabilities for any potential indemnity-related obligations as of June 30, 2022 and December 31, 2021.
Legal—In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. Although claims are inherently unpredictable, the Company currently is not aware of any matters that may have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
The Company has no other material contractual noncancelable commitments as of June 30, 2022 and December 31, 2021.
10.     REDEEMABLE CONVERTIBLE PREFERRED STOCK, PREFERRED STOCK AND COMMON STOCK
Redeemable Convertible Preferred Stock
Immediately prior to the closing of the IPO, all shares of the Company’s redeemable convertible preferred stock outstanding, totaling 4,471,316, were automatically converted into an equal number of shares of common stock and their carrying value of $5.7 million was reclassified into stockholders’ equity. As of both June 30, 2022 and December 31, 2021, there were zero shares of redeemable convertible preferred stock issued and outstanding.
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

11.     STOCK-BASED COMPENSATION
2016 Stock Plan
On October 10, 2016, the Company amended and restated the 2013 Equity Incentive Plan (the 2013 Plan) and changed the name of the plan to Arteris, Inc. 2016 Incentive Plan (the 2016 Plan). Adoption of the 2016 Plan provides for participation by foreign nationals or those employed outside of the United States.
The 2016 Plan provides for the granting of the following types of stock awards: incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (RSUs) and other stock awards. The number of shares authorized for award was 20,803,838. The Company has granted awards of common stock in the form of 14,142,208 shares as of December 31, 2021. Following the Company’s IPO in October 2021, all future grants will be made under the 2021 Plan (as defined below), with none remaining available for future grant under the 2016 Plan.
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
2021 Employee stock purchase plan
The Company adopted the 2021 Employee Stock Purchase Plan (the 2021 ESPP) effective on October 26, 2021. The 2021 ESPP will enable eligible employees of the Company to purchase shares of common stock at a discount to fair market value. As of June 30, 2022, there had been no offering period under the ESPP.
Shares Available for Future Grant
Shares available for future grant consisted of the following:

As of
June 30, 2022
Shares available for future grant under the 2021 Plan	3,734,035
Shares available for future grant under the 2021 ESPP	922,306
The Company issues new shares upon a share option exercise or release of restricted stock units.

Stock Options
The following table summarizes the stock option activities under the Company’s 2016 Plan:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($'000s)

BALANCE—December 31, 2021	5,407,170	$0.96	7.16	$108,964
Exercised	(766,942)	$0.58
Canceled	(284,534)	$0.94
BALANCE—June 30, 2022	4,355,694	$1.03	6.71	$25,889
Options vested and exercisable—June 30, 2022	3,069,682	$0.86	6.22	$18,742
The aggregate intrinsic value of the options exercised during the six months ended June 30, 2022 and 2021 was $8.0 million and $1.0 million, respectively. The total grant-date fair value of options vested was $0.2 million and $0.1 million during the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, there was $0.7 million of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years.
The Company had no stock option grants during the six months ended June 30, 2022 and 2021.
Restricted Stock Units
The following table summarizes the restricted stock units activities under the Company’s 2016 and 2021 Plans:

	Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested—December 31, 2021	3,925,097	$5.60
Granted	1,851,350	$13.04
Vested	(394,436)	$5.73
Forfeited	(161,834)	$12.29
Unvested—June 30, 2022	5,220,177	$8.02
The total grant-date fair value of restricted stock units vested was $2.6 million and less than $0.1 million during the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, there was $33.8 million of unamortized stock-based compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 3.3 years.

Stock-based Compensation
Stock-based compensation expense is recorded on a departmental basis, based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s condensed consolidated statements of loss and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$260	$14	$356	$27
Research and development	1,493	221	2,637	420
Sales and marketing	728	25	999	49
General and administrative	903	118	1,701	215
Total stock-based compensation	$3,384	$378	$5,693	$711

12.    EQUITY METHOD INVESTMENT
On February 21, 2022, Arteris IP (Hong Kong) Ltd. (AHK), a wholly-owned subsidiary of the Company, entered into a Share Purchase and Shareholders Agreement (the SPA) with SME Development (Shaoxing) Venture Fund, LLP, Jiaxing Luojia Chuanzhi Investment Partnership Enterprise (Limited Partnership), Gongqing City Guinie Zhuyu No. 3 Investment Partnership (Limited Partnership) (together, the Investors) and Ningbo Transchip Information Consulting Partnership (Limited Partnership) (Management Co). The transaction closed on June 20, 2022.
The Company, the Investors and Management Co, pursuant to the SPA, subscribed to the registered capital of Transchip Technology (Nanjing) Co., Ltd. (Transchip), a formerly wholly-owned subsidiary of the Company. As a result, the registered capital of Transchip increased to $29.4 million. The Company subscribed for the registered capital of approximately $11.9 million, of which $11.6 million of the contribution was contributed in-kind by way of an interconnect solutions technology license by the Company pursuant to a five-year technology license and services agreement which can be extended automatically for another five-year term, and the remaining was paid in cash.

The license agreement provides Transchip the right to software licenses, services, software updates and technical support. On the closing date, the license agreement including the support and maintenance services to be provided to Transchip was valued to be $11.6 million, which was recorded as deferred income and will be recognized as interest and other income (expense), net over a period of ten years on a straight line basis after delivery of the license.
Deconsolidation of Transchip as a subsidiary

Before closing of the transaction, Transchip was a wholly-owned subsidiary of the Company with limited operations. Upon closing of the transaction, the Company no longer has control, and therefore deconsolidated Transchip. Accordingly, the Company derecognized all the assets and liabilities of Transchip and recognized a disposal gain of $0.1 million, included in interest and other income (expense), net in the condensed consolidated statements of loss and comprehensive loss, for the six months ended June 30, 2022.

Upon deconsolidation, the Company also recorded a nine-month related party loan to Transchip of $0.3 million, in prepaid expenses and other current assets within its condensed consolidated balance sheet, which was previously eliminated as an intercompany loan in the Company’s consolidated financial statements. This loan carries an annual interest rate of 4% and will expire on August 31, 2022.
Initial investment of Transchip as an equity investee

Following the consummation of the foregoing transactions, the Company held 40.3% common stock of Transchip on a fully diluted basis. The Company accounts for its common stock investment in Transchip as an equity method investment as it no longer controls but has significant influence over operating and financing policies of Transchip. The Company recorded its initial equity investment in Transchip at $12.2 million, including transaction costs of $0.3 million.

As of June 30, 2022, the carrying value of the investment in Transchip was $12.2 million. There was no significant difference between the Company’s carrying value of the investment in Transchip and its share of underlying equity in net assets of Transchip. During the six months ended June 30, 2022, the Company recorded no income or loss from its proportionate share of its equity method investment in Transchip. The Company concluded that there were no indicators of impairment related to the Company’s equity method investment in Transchip as of June 30, 2022.

13. INCOME TAXES
The Company’s effective tax rate was (4.1)% and (3.2)% for the six months ended June 30, 2022 and 2021, respectively. The Company’s income tax provision was $0.5 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively. The change in forecasted foreign withholding tax, changes in the geographic mix of worldwide earnings which are taxed at different rates, and the impact of losses in jurisdictions with full valuation allowances, has resulted in an insignificant change in the income tax provision for the period ended June 30, 2022 compared to the period ended June 30, 2021.
The Company’s management continuously evaluates the need for a valuation allowance and, as of June 30, 2022, concluded that a full valuation allowance on its US federal, state, and certain foreign jurisdictions deferred tax assets was still appropriate.
As of June 30, 2022 and 2021, the Company’s gross liability for unrecognized tax benefits was $3.1 million and $2.5 million, respectively. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2022 and 2021, the Company had no accrued interest or penalties related to its unrecognized tax benefits. If any unrecognized tax benefits are realized, it would not result in any income tax benefit as the Company currently has a full valuation allowance against the deferred tax assets in which there is currently an uncertain tax benefit.
14. RELATED PARTY TRANSACTIONS
The Company defines related parties as directors, executive officers, nominees for director, stockholders that have significant influence over the Company, or are a greater than 10% beneficial owner of the Company’s capital and their affiliates or immediate family members.
In November 2020, the Company entered into a lease agreement with Isabelle Geday, a member of the Board of Directors. The lease payments were less than $0.1 million for both the three months ended June 30, 2022 and 2021 and $0.1 million for both the six months ended June 30, 2022 and 2021. In addition, the Company signed a consulting agreement with Ms. Geday on December 1, 2021, which was subsequently assigned to Magillem Design Services S.A., effective January 10, 2022. Prior to signing the consulting agreement, Ms. Geday was paid as an executive employee of the Company from December 1, 2020 through November 30, 2021. As a consultant, Ms. Geday will provide services for an initial three-year term and is eligible to receive $26,445 per month for the first 12 months of the consulting term and $19,445 per month for the remaining 24 months of the consulting term. For the three months ended June 30, 2022, the Company paid Ms. Geday $0.1 million for consulting services. For the six months ended June 30, 2022, the Company paid Ms. Geday $0.2 million for consulting services. Lastly, the 455,000 stock options and 62,200 RSUs granted in connection with Ms. Geday’s prior employment continue to vest.

In connection with the deconsolidation of Transchip, the Company recorded a short-term loan to Transchip, including interest, of $0.3 million in prepaid expenses and other current assets on its condensed consolidated balance sheet as of June 30, 2022.

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
Overview
We are a leading provider of System IP, including interconnect and other intellectual property, (collectively, IP) technology that connects client IP blocks such as processors, memories, artificial intelligence/machine learning (AI/ML) accelerators, graphics subsystems, safety and security and other input/output (I/Os) subsystems via multiple Network-on-Chips (NoCs) in order for our customers to create System-on-Chips (NoC) (SoCs) semiconductors faster, better, and a lower cost. Our products enable our customers to deliver increasingly complex SoCs that not only process data but are also able to make decisions. Growth in the total addressable market for our solutions is being driven by the addition of more processors, channels of memory access, machine learning sections, chiplets, additional I/Os interface standards and other subsystems within SoCs. The growth in the numbers of these connected on-chip subsystems place an increasing premium on the interconnect IP capability to move data inside complex SoCs. We believe this increase in SoC complexity is creating a significant opportunity for sophisticated SoC system IP solutions which incorporate NoC interconnect IP, IP deployment software and NoC interface IP (consisting of peripheral data transport IP and control plane networks connected to NoC interconnect IPs).
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

As of June 30, 2022, we had 231 full-time employees and offices in eight locations in the United States, France, China, South Korea and Japan. For the three and six months ended June 30, 2022, we generated revenue of $14.8 million and $26.6 million, respectively, net loss of $5.7 million and $12.5 million respectively, and net loss per share, basic and diluted of $0.18 and $0.39, respectively. As of June 30, 2022, we had Annual Contract Value (as defined below) of $48.6 million. During the three months ended June 30, 2022, we added nine Active Customers (as defined below) and our customers had 18 Confirmed Design Starts (as defined below).

Recent Developments
On February 21, 2022, Arteris IP (Hong Kong) Ltd. (AHK), a wholly-owned subsidiary of the Company, entered into a Share Purchase and Shareholders Agreement (the SPA) with SME Development (Shaoxing) Venture Fund, LLP, Jiaxing Luojia Chuanzhi Investment Partnership Enterprise (Limited Partnership), Gongqing City Guinie Zhuyu No. 3 Investment Partnership (Limited Partnership) (the Investors) and Ningbo Transchip Information Consulting Partnership (Limited Partnership) (Management Co). The Company, the Investors and Management Co, pursuant to the SPA, subscribed to the registered capital of Transchip Technology (Nanjing) Co., Ltd. (Transchip), a formerly wholly-owned subsidiary of the Company. The transaction was closed on June 20, 2022, following which, we no longer have control but have significant influence over this subsidiary and have obtained a 40.3% equity interest. See Note 12 to our unaudited condensed consolidated financial statements for additional details.

We expect to benefit from this arrangement by way of expanding our customer and business relationships with Chinese entities in the automotive market. We also anticipate a potential longer-term benefit by way of investment returns on our minority equity interest.
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

Terms of our Agreements with Customers
Our revenue from period to period can be impacted by the terms of the agreements we enter into with our customers. For example, in recent periods we have structured certain agreements with customers that include substantial up front licensing payments. As a result of how these contracts are structured and the revenue is recognized, our revenue in the three and six months ended June 30, 2022 may not be comparable to future periods if we do not enter into similar contractual agreements. Further, a meaningful percentage of our revenue is generated through royalty payments. Because the time between a new license agreement win and the customer’s end product being sold can be substantial, with sales of the end product being subject to a number of factors outside our control, our revenue from royalties is difficult to predict. As a result of the foregoing, revenue may fluctuate significantly from period to period and any increase or decrease in such revenue may not be indicative of future period-to-period increases or decreases.
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
Cyclical Nature of the Semiconductor Industry
The semiconductor industry in which our customers operate is highly cyclical and is characterized by increasingly rapid technological change, product obsolescence, competitive pricing pressures, evolving standards, short product life cycles and fluctuations in product supply and demand. New technology may result in sudden changes in system designs or platform changes that may render some of our IP solutions obsolete and require us to devote significant research and development resources to compete effectively. Periods of rapid growth and capacity expansion are occasionally followed by significant market corrections in which our customers’ sales decline, inventories accumulate and facilities go underutilized. During an expansion cycle, we may increase research and development hiring to add to our product offerings or spend more on sales and marketing to acquire new customers, such as during the recent cycle of expansion in which we increased the number of our engineers significantly. During periods of slower growth or industry contractions, our sales generally suffer due to a decrease in customers’ Confirmed Design Starts or in sales of our customers’ products.

COVID-19 Impact

While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions and emergence of new variants, it has already had an adverse effect on the global economy and the lasting effects of the pandemic continue to be unknown. In response to the COVID-19 pandemic, the measures implemented by various authorities have caused us to change our business practices, including those related to where employees work, the distance between employees in our facilities, limitations on in-person meetings between employees and with customers, suppliers, service providers and stakeholders, as well as restrictions on business travel to domestic and international locations and to attend trade shows, technical conferences and other events. Although we have experienced, and may continue to experience, some impact on certain parts of our business as a result of governmental restrictions and other measures to mitigate the spread of COVID-19, our results of operations, cash flows and financial condition were not materially adversely impacted in the three and six months ended June 30, 2022.
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
Annual Contract Value
We define Annual Contract Value (ACV) for an individual customer agreement as the total fixed fees under the agreement divided by the number of years in the agreement term. Our total ACV is the aggregate ACVs for all our customers as measured at a given point in time. Total fixed fees include licensing, support and maintenance and other fixed fees under IP licensing or software licensing agreements but excludes variable revenue derived from licensing agreements with customers, particularly royalties. ACV was $48.6 million and $40.6 million as of June 30, 2022 and 2021, respectively. In addition, total ACV and trailing-twelve-months royalties and other revenue was $51.7 million and $43.9 million as of June 30, 2022 and 2021, respectively. We monitor ACV to measure our success and believe the increase in the number shows our progress in expanding our customers’ adoption of our platform. ACV fluctuates due to a number of factors, including the timing, duration and dollar amount of customer contracts.
Active Customers
We define Active Customers as customers who have entered into a license agreement with us that remains in effect. The retention and expansion of our relationships with existing customers are key indicators of our revenue potential. We added nine Active Customers during each of the three months ended June 30, 2022 and 2021, respectively. Our annual average customer retention rate, excluding IP deployment solutions, is 97% from June 30, 2021 to June 30, 2022.

Confirmed Design Starts
We define Confirmed Design Starts as when customers confirm their commencement of new semiconductor designs using our interconnect IP and notify us. Confirmed Design Starts is a metric management uses to assess the activity level of our customers in terms of the number of new semiconductor designs that are started using our interconnect IP in a given period. Our interconnect IP and NoC interface IP customers confirmed a total of 18 and 23 design starts during the three months ended June 30, 2022 and 2021, respectively. We believe that the number of Confirmed Design Starts is an important indicator of the growth of our business and future royalty revenue trends.
Remaining Performance Obligations
We define Remaining Performance Obligations (RPO) as the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and contracted amounts that will be invoiced and recognized as revenue in future periods.
The RPO amount is intended to provide visibility into future revenue streams. We expect RPO to fluctuate up or down from period to period for several possible reasons, including amounts, timing, and duration of customer contracts, as well as the timing of billing cycles for each contract. Our RPO was $55.7 million and $50.2 million as of June 30, 2022 and 2021, respectively.
Components of Our Results of Operations
Revenue: Our revenue is primarily derived from licensing intellectual property, licensing software, support and maintenance services, professional services, training services, and royalties. Our agreements often include other service elements including training and professional services which were immaterial for the three and six months ended June 30, 2022 and 2021, respectively.
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
Cost of revenue: Cost of revenue relates to costs associated with our licensing agreements and support and maintenance, including applicable FAE personnel-related costs such as stock-based compensation, travel, and allocated overhead. We expect cost of revenue as a percentage of revenue to modestly decline over time due to productivity improvements of our FAE processes.
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

We incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for additional G&A personnel, directors’ and officers’ insurance, investor relations, and professional services. We expect G&A expenses to increase as our business grows. In addition, we expect G&A expenses as a percentage of revenue to vary from period to period but generally decrease over the long term.
Interest and other income (expense), net: Interest and other income (expense), net consists primarily of gains and losses from foreign currency transactions, gain on deconsolidation of subsidiary, as well as deferred income and our proportionate share of net income (losses) from our equity method investee.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Total revenue	$14,822	$10,813	$26,577	$17,471
Cost of revenue (1)	1,289	867	2,268	1,735
Gross profit	13,533	9,946	24,309	15,736
Operating expenses:
Research and development (1)	10,371	6,425	19,827	12,963
Sales and marketing (1)	4,456	2,281	8,377	4,729
General and administrative (1)	4,132	4,761	8,147	8,012
Total operating expenses	18,959	13,467	36,351	25,704
Loss from operations	(5,426)	(3,521)	(12,042)	(9,968)
Interest and other income (expense), net	109	(200)	28	(314)
Loss before provision for income taxes	(5,317)	(3,721)	(12,014)	(10,282)
Provision for income taxes	351	188	474	344
Net loss	$(5,668)	$(3,909)	$(12,488)	$(10,626)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$260	$14	$356	$27
Research and development	1,493	221	2,637	420
Sales and marketing	728	25	999	49
General and administrative	903	118	1,701	215
Total stock-based compensation	$3,384	$378	$5,693	$711
The following table summarizes our results of operations as a percentage of total revenue for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(as a percentage of total revenue)
Total revenue	100%	100%	100%	100%
Cost of revenue	9	8	9	10
Gross profit	91	92	91	90
Operating expenses:
Research and development	70	59	75	74
Sales and marketing	31	21	31	27
General and administrative	27	44	30	46
Total operating expenses	128	124	136	147
Loss from operations	(37)	(32)	(45)	(57)
Interest and other income (expense), net	1	(2)	—	(2)
Loss before provision for income taxes	(36)	(34)	(45)	(59)
Provision for income taxes	2	2	2	2
Net loss	(38)%	(36)%	(47)%	(61)%

Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Licensing, support and maintenance	$14,033	$10,056	$3,977	40%
Variable royalties	587	684	(97)	(14)%
Other	202	73	129	177%
Total	$14,822	$10,813	$4,009	37%
Growth in our licensing and support and maintenance continued with a 40% increase during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to increase in new license agreements with existing customers and the addition of new customers.
Cost of revenue

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenue	$1,289	$867	$422	49%
Cost of revenue increased, $0.4 million, or 49%, to $1.3 million for the three months ended June 30, 2022, from $0.9 million for the three months ended June 30, 2021. The increase in cost of revenue was primarily due higher FAE employee-related costs, which includes an increase in stock-based compensation expense related to our RSUs granted prior to our initial public offering (IPO), as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in October 2021.
Operating expenses

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Research and development	$10,371	$6,425	$3,946	61%
Sales and marketing	4,456	2,281	2,175	95%
General and administrative	4,132	4,761	(629)	(13)%
Total operating expenses	$18,959	$13,467	$5,492	41%
Research and development expenses
R&D expenses increased, $3.9 million, or 61%, to $10.4 million for the three months ended June 30, 2022 from $6.4 million for the three months ended June 30, 2021. The increase in R&D expenses was primarily due to higher stock-based compensation expense of $1.3 million primarily related to our RSUs granted prior to our IPO, as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in October 2021 and an increase in allocated costs of $1.2 million primarily attributable to increased headcount. We also incurred higher other employee-related costs of $0.7 million primarily attributable to an increase in engineering headcount as a result of growth and our investment in our interconnect technology and IP deployment software.

Sales and marketing expenses
S&M expenses increased, $2.2 million, or 95%, to $4.5 million for the three months ended June 30, 2022 from $2.3 million for the three months ended June 30, 2021. The increase in S&M expenses was primarily due to higher stock-based compensation expense of $0.7 million primarily related to our RSUs granted prior to our IPO, as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in October 2021, an increase in other employee-related costs of $0.4 million mainly driven by higher headcount and overall costs to support our continued growth and an increase in allocated costs of $0.4 million primarily attributable to increased headcount.
General and administrative expenses
G&A expenses decreased, $0.6 million, or 13%, to $4.1 million for the three months ended June 30, 2022 from $4.8 million for the three months ended June 30, 2021. The decrease in G&A expenses was primarily due to a decrease in professional fees of $1.6 million, partially offset by an increase in stock-based compensation expense of $0.8 million primarily related to our RSUs granted prior to our IPO, as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in October 2021.
Interest and other income (expense), net

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Interest and other income (expense), net	$109	$(200)	$309	155%
Interest and other income (expense), net was an income of $0.1 million for the three months ended June 30, 2022 compared to an expense of $0.2 million for the three months ended June 30, 2021. The increase in interest and other income is primarily related to foreign currency exchange, the gain on deconsolidation of our wholly-owned subsidiary, and interest income earned on higher cash balances due to proceeds from our IPO in October 2021.
Provision for income taxes

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Provision for income taxes	$351	$188	$163	87%
Provision for income taxes for the three months ended June 30, 2022 was $0.4 million, compared to $0.2 million for the three months ended June 30, 2021. The increase in our income tax expense was due to a change in the forecasted geographic mix of worldwide earnings which are taxed at different statutory tax rates, the impact of losses in jurisdictions which have full valuation allowances, and a change in current year foreign withholding taxes. Foreign withholding taxes are generally assessed on gross revenue generated, rather than pre-tax income, in certain countries in which the Company does not file an income tax return.

Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Licensing, support and maintenance	$24,608	$16,217	$8,391	52%
Variable royalties	1,571	1,174	397	34%
Other	398	80	318	398%
Total	$26,577	$17,471	$9,106	52%
Growth in our licensing and support and maintenance continued with a 52% increase during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to increase in new license agreements with existing customers and the addition of new customers. Growth in our variable royalty revenue during the six months ended June 30, 2022 was primarily due to the addition of new customers. Growth in our other revenue during the six months ended June 30, 2022 was primarily due to increased services performed for existing customers.
Cost of revenue

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenue	$2,268	$1,735	$533	31%
Cost of revenue increased, $0.5 million, or 31%, to $2.3 million for the six months ended June 30, 2022, from $1.7 million for the six months ended June 30, 2021. The increase in cost of revenue was primarily due to higher FAE employee-related costs, which includes an increase in stock-based compensation expense related to our RSUs granted prior to our IPO, as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in October 2021.
Operating expenses

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Research and development	$19,827	$12,963	$6,864	53%
Sales and marketing	8,377	4,729	3,648	77%
General and administrative	8,147	8,012	135	2%
Total operating expenses	$36,351	$25,704	$10,647	41%
Research and development expenses
R&D expenses increased, $6.9 million, or 53%, to $19.8 million for the six months ended June 30, 2022 from $13.0 million for the six months ended June 30, 2021. The increase in R&D expenses was primarily due to higher stock-based compensation expense of $2.2 million primarily related to our RSUs granted prior to our IPO, as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in October 2021 and an increase in allocated costs of $2.4 million primarily attributable to increased headcount. We also incurred higher other employee-related costs of $1.3 million primarily attributable to increased engineering headcount as a result of growth and our investment in our interconnect technology and IP deployment software.

Sales and marketing expenses
S&M expenses increased, $3.6 million, or 77%, to $8.4 million for the six months ended June 30, 2022 from $4.7 million for the six months ended June 30, 2021. The increase in S&M expenses was primarily due to higher other employee-related costs of $1.0 million mainly driven by higher headcount and overall costs to support our continued growth, an increase in stock-based compensation expense of $0.9 million related to our RSUs granted prior to our IPO, as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in October 2021, and an increase in allocated costs of $0.9 million primarily attributable to increased headcount.
General and administrative expenses
G&A expenses increased, $0.1 million, or 2%, to $8.1 million for the six months ended June 30, 2022 from $8.0 million for the six months ended June 30, 2021. The increase in general and administrative expenses was primarily due to an increase in employee-related costs.
Interest and other income (expense), net

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Interest and other income (expense), net	$28	$(314)	$342	109%
Interest and other income (expense), net for the six months ended June 30, 2022 was an income of less than $0.1 million, compared to an expense of $0.3 million for the six months ended June 30, 2021. The increase in interest and other income is primarily related to foreign currency exchange, the gain on deconsolidation of our wholly-owned subsidiary, and interest income earned on higher cash balances due to proceeds from our IPO in October 2021.
Provision for income taxes

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Provision for income taxes	$474	$344	$130	38%

Provision for income taxes for the six months ended June 30, 2022 was $0.5 million, compared to $0.3 million for the six months ended June 30, 2021. The increase in our income tax expense was due to a change in the forecasted geographic mix of worldwide earnings which are taxed at different statutory tax rates, the impact of losses in jurisdictions which have full valuation allowances, and a change in current year foreign withholding taxes. Foreign withholding taxes are generally assessed on gross revenue generated, rather than pre-tax income, in certain countries in which the Company does not file an income tax return.

Liquidity and Capital Resources
Since inception, we have financed operations primarily from payments received from our customers, the net proceeds from the sale of our common stock in the IPO as well as the net proceeds from the private issuance of our convertible preferred stock and common stock. As of June 30, 2022, we had $81.3 million in cash of which $3.7 million was held by our foreign subsidiaries. All of the Company’s net IPO proceeds are held within a single financial institution as of June 30, 2022.
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
Cash Flows
The following table summarizes changes in our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(1,163)	$(1,506)
Net cash used in investing activities	$(725)	$(359)
Net cash (used in) provided by financing activities	$(2,636)	$4,930
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
For the six months ended June 30, 2022, net cash used in operating activities was $1.2 million primarily due to our net loss of $12.5 million, adjusted for non-cash charges of $6.5 million and $4.8 million changes in operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation expense of $5.7 million and depreciation and amortization of $0.9 million, partially offset by gain on deconsolidation of our wholly-owned subsidiary of $0.1 million. The primary drivers of the changes in operating assets and liabilities were a $9.2 million decrease in accounts receivable, partially offset by a $2.2 million increase in prepaid expenses and other assets, a $1.4 million decrease in deferred revenue and a $0.7 million decrease in accrued expenses and other liabilities.
For the six months ended June 30, 2021, net cash used in operating activities was $1.5 million primarily due to our net loss of $10.6 million, adjusted for non-cash charges of $1.4 million and $7.7 million changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $3.7 million increase in deferred revenue, $5.9 million decrease in accounts receivable, partially offset by a $2.9 million increase in prepaid expenses and other assets.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 was $0.7 million, primarily attributable to payments related to investment in our equity method investee, see Note 12 to our unaudited condensed consolidated financial statements.
Net cash used in investing activities for the six months ended June 30, 2021 was $0.4 million, primarily attributable to purchases of property and equipment to support our office facilities.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2022 was $2.6 million, primarily attributable to payments of contingent consideration for business acquisition of $1.6 million and payments to tax authorities for shares withheld from employees of $0.8 million
Net cash provided by financing activities for the six months ended June 30, 2021 was $4.9 million, primarily attributable to proceeds from issuance of common stock of $5.4 million, partially offset by the principal payments of term loan of $0.3 million and payments of deferred offering costs of $0.2 million.
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
Critical Accounting Estimates
Our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our financial condition, results of operations, and cash flows will be affected.
There have been no material changes to our critical accounting estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2021 Form 10-K, other than those discussed in Note 2 to our unaudited condensed consolidated financial statements.
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
Often, we compete against larger companies that possess substantial financial, technical, research and development and engineering resources that can be deployed so they can develop their IP solutions internally. In addition, we also compete against other third-party providers of IP integration solutions that similarly possess substantial financial, technical, research and development and engineering resources. In addition, in certain cases, competitive companies may be supported by local or international government funding and similar resources. Varying combinations of these resources provide advantages to these competitors that enable them to influence industry trends and the pace at which they adapt to these trends. A strong competitive response from one or more of our competitors to our marketplace efforts, or a shift in customer preferences to competitors’ products, could result in increased pressure to lower our prices more rapidly than anticipated, increased sales and marketing expense, and/or market share loss. The consolidation of our competitors or collaboration among our competitors to deliver more comprehensive offerings than they could individually, may also impact our ability to compete effectively. To the extent our revenue is negatively impacted by competitive pressures and reduced pricing, our business could be harmed.
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
■The impact of global and regional inflation on our and our customers’ profitability and expansion plans due to among other effects of inflation, increases in wages, salaries, operating expenses, and costs of insurance, benefits and medical coverage.
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
We have incurred net losses in certain periods historically. We incurred a net loss of $23.4 million in 2021, and our net loss for the three months ended June 30, 2022 and 2021 was $5.7 million and $3.9 million, respectively. Our net loss for the six months ended June 30, 2022 and 2021 was $12.5 million and $10.6 million, respectively. As of June 30, 2022, we had an accumulated deficit of $51.5 million. We have spent significant funds on organizational and start-up activities, to recruit engineers and other employees and to support our research and development. The net losses we incur may fluctuate significantly from quarter to quarter and may increase as a result of the COVID-19 pandemic, inflation and slow downs and other global economic factors.
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

Because our IP solutions are components of end products, if semiconductor, system producers and/or end product producer companies in the automotive market, AI/ML market, 5G and wireless communications market, large scale cloud and data center market and consumer electronics market do not incorporate our solutions into their end products or if the end products of our customers do not achieve market acceptance, we may not be able to generate adequate license sales and royalty income from our products.
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
■The inability of our customers and/or end customers to expand or dedicate the resources necessary to promote and commercialize their products.

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
For 2021 56.9% of our revenue was derived from sales to customers outside of the United States. In particular, we derived 27.1% of our revenue in 2021 from customers located in China. For the six months ended June 30, 2022, 57.7% of our revenue was derived from sales to customers outside of the United States and 22.6% of our revenue was derived from customers located in China. We expect our revenue from China to decrease due to the applicable U.S. government trade restrictions. As a result, the economic, political, legal and social conditions in China could harm our business. In addition, we have offices globally with our sales and research and development being conducted in offices located in the San Francisco Bay Area, Texas, France, China, South Korea and Japan. Moreover, conducting business outside the United States subjects us to a number of additional risks and challenges, including:
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
A significant amount of our revenue is derived from a limited number of customers. As of June 30, 2022, sales to Intel Corporation accounted for 26% and Samsung Electronics Co., Ltd. accounted for 11% of our revenue. We expect that a relatively small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future.
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
Of our annual contract value at June 30, 2022, 32% was derived from customers supplying to the consumer industry, 20% was to customers that supply various systems and components to the automotive industry, 20% was to customers in the AI/ML industry, 9% was to customers supplying large scale cloud and data center customers and 7% was to customers in the network industry.
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
Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is significant pressure to maintain low royalty rates in certain markets where the end product may have a low average sales price, such as many consumer electronics products. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products on future or renewal agreements be lower than our historic royalty rates. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates on future or renewal agreements as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease with new or renewed customers, thereby decreasing future anticipated revenue and cash flow. Variable royalty revenue was 5.9% of our revenue for the six months ended June 30, 2022. Therefore, a significant decrease in our royalty revenue could materially adversely affect our operating results.
Moreover, royalty rates may be negatively affected by macroeconomic trends, including from global semiconductor supply chain issues (including from shortages in the availability of the supply of chips in several semiconductor sectors and applications), the COVID-19 pandemic and its world effects and changes in products mix. Furthermore, consolidation among our customers may increase the leverage of our existing customers to extract concessions from us in royalty rates.

Changing currency exchange rates could harm our business.
We have operations and assets in the U.S. as well as foreign jurisdictions, and we prepare our consolidated financial statements in U.S. dollars, but a portion of our earnings and expenditures are denominated in other currencies. We therefore must translate our foreign assets, liabilities, revenue and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar may negatively affect the value of these items in our financial statements. In addition, since many of our sales in foreign jurisdictions are denominated in U.S. dollars, fluctuations in the value of foreign currencies relative to the U.S. dollar may effectively increase the price of our products in the currency of the jurisdiction in which the sale took place and may result in our products becoming too expensive for non-U.S. customers who do not conduct their business in U.S. dollars. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations. If the volume of our international operations increases and foreign currency exchange rates change, the impact to our consolidated statements of operations could be significant and may affect the comparability of operating results. The impact from foreign currency transactions for the six months ended June 30, 2022 was immaterial. We do not believe a 10% increase or decrease in foreign exchange rates would have resulted in a material impact to our operating results. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in the value of our net foreign currency investment, and our business may be harmed.
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
We seek to protect our proprietary technology and innovations, particularly those relating to the design of our products, through patents, trade secrets and other IP rights. As of June 30, 2022, we had 117 total allowed or issued patents, pending patent applications and non-expired provisional patent applications worldwide. Of these, we had 48 allowed or issued patents, 43 of which are U.S. allowed or issued patents, two of which are allowed or issued China patents, one is a U.K. issued patent, one is a Japan issued patent, and one is a South Korea issued patent. The 48 allowed or issued patents generally expire between 2035 and 2042. As of June 30, 2022, we had 69 pending non-provisional and provisional patent application filings, including 38 in the United States, 14 in Europe, 13 in China, three in Korea and one in Japan. Maintenance of patent portfolios, particularly outside of the United States, is expensive, and the process of seeking patent protection is lengthy and costly. While we intend to maintain our current portfolio of patents and to continue to prosecute our currently pending patent applications and file future patent applications when appropriate, the value of these actions may not exceed their expense. Existing patents and those that may be issued from any pending or future applications may be subject to challenges, invalidation or circumvention, and the rights granted under our patents may not provide us with meaningful protection or any commercial advantage. In addition, the protection afforded under the patent laws of one country may not be the same as that in other countries. This means, for example, that our right to exclusively commercialize a product in those countries where we have patent rights for that product can vary on a country-by-country basis. We also may not have the same scope of patent protection in every country where we do business.
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
In July 2021, we submitted a voluntary self-disclosure (VSD) to the BIS, noting potential violations of the EAR. On April 29, 2022, the Office of Export Enforcement of the BIS decided not to refer this matter for criminal or administrative prosecution and closed the matter with the issuance of a warning letter. In our VSD submission, we identified discrete transactions with two customers, Bada and HiSilicon, that may have resulted in inadvertent violations of the EAR. We no longer provide either customer with products or ongoing support. We have taken and continue to take remedial measures to help prevent similar situations from occurring in the future.
We face risks associated with doing business in China.
For the six months ended June 30, 2022, we derived 22.6% of our revenue from customers located in China. As a result, the economic, political, legal and social conditions in China could harm our business. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the IP we develop in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Some of the other risks related to doing business in China include:
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

Joint ventures or similar investments are subject to a number of risks, the occurrence of which could adversely impact any of our current or future joint ventures or similar investments, which in turn could harm our business.
Joint ventures or similar investments such as the investment in Transchip as discussed elsewhere in this report, and other joint ventures or similar investments we may form in the future are subject to a number of risks, including but not limited to:
■Our joint venture or investment partners may not commit sufficient resources to market and distribute our products or to otherwise support the joint venture and its intended operations.
■Our joint venture or investment partners may have economic or business interests or goals that are different from ours.
■Our joint venture or investment partners may infringe the IP we assign to such joint venture, or the IP of other parties, which may expose us to litigation and other potential liabilities.
■Disputes may arise among us and our joint venture or investment partners that result in the delay or termination of activities contemplated by such joint venture or investment or that could result in costly litigation or arbitration that diverts management attention and resources.

■Our joint venture or investment partners may not provide us with timely and accurate information regarding the status or activities of the joint venture or investment which could, among other things, impact our ability to accurately forecast financial results or provide timely information to our shareholders.
■Risks associated with additional capital requirements.
■Any of the risks related to doing business in China or having a Chinese joint venture or investment that are discussed elsewhere in these risk factors.
The occurrence of one or more of the above risks, or any other negative events, could adversely impact our joint ventures or similar investments and could in turn harm our business.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of June 30, 2022, we had 32.6 million shares of common stock outstanding.
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
K. Charles Janac, our President, Chief Executive Officer and Chairman, beneficially owns a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
As of June 30, 2022, K. Charles Janac, our President, Chief Executive Officer and Chairman, held voting power over approximately 32% of our outstanding voting stock. Therefore, this stockholder will have the ability to influence us through this ownership position. For example, this stockholder may be able to exercise significant influence over elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise could dilute the ownership and voting power of our other stockholders.
We have 300,000,000 shares of common stock authorized but unissued, based on the number of shares of our common stock outstanding as of June 30, 2022. In addition, our Certificate of Incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our Certificate of Incorporation authorizes us to issue shares of common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock from time to time, for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, an acquisition, an investment, our stock incentive plans or otherwise. Such additional shares of our common stock or such other securities may be issued at a discount to the market price of our common stock at the time of issuance. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. As discussed below, the potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock. Any issuance of such securities could result in substantial dilution to our existing stockholders and cause the market price of shares of our common stock to decline.
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

Date: August 9, 2022

Arteris, Inc.

By:	/s/ K. Charles Janac
Name:	K. Charles Janac
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nicholas B. Hawkins
Name:	Nicholas B. Hawkins
Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)