Form 10-Q
period 2022-09-30
Arteris, Inc.
filed 2022-11-08
CIK 1667011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of November 1, 2022, there were 33,425,197 shares of the registrant’s common stock outstanding.

		Page
Part I. Financial Information		3
Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	3
	Condensed Consolidated Statements of Loss for the Three and Nine Months Ended September 30, 2022 and 2021	4
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2022 and 2021	5
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36
Part II. Other Information		37
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 3.	Defaults Upon Senior Securities	72
Item 4.	Mine Safety Disclosures	72
Item 5.	Other Information	72
Item 6.	Exhibits	73
Signatures		74

Part I - Financial Information
Item 1. Financial Statements
Arteris, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	As of
	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$68,200	$85,825
Short-term investments	4,400	—
Accounts receivable, net	9,638	13,873
Prepaid expenses and other current assets	8,427	6,949
Total current assets	90,665	106,647
Property and equipment, net	3,502	2,438
Long-term investments	1,983	—
Equity method investment	12,181	—
Operating lease right-of-use assets	2,124	2,765
Intangibles, net	2,575	2,959
Goodwill	2,677	2,677
Other assets	3,115	2,957
TOTAL ASSETS	$118,822	$120,443
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,984	$1,722
Accrued expenses and other current liabilities	11,520	10,573
Operating lease liabilities, current	1,033	961
Deferred revenue, current	27,646	28,403
Vendor financing arrangements, current	1,502	833
Total current liabilities	43,685	42,492
Deferred revenue, noncurrent	22,046	20,773
Operating lease liabilities, noncurrent	1,134	1,851
Vendor financing arrangements, noncurrent	433	266
Deferred income, noncurrent	10,290	—
Other liabilities	877	2,157
Total liabilities	78,465	67,539
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, par value of $0.001 - 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, par value of $0.001 - 300,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 33,320,891 and 31,530,682 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	33	31
Additional paid-in capital	99,589	91,945
Accumulated other comprehensive loss	(102)	(81)
Accumulated deficit	(59,163)	(38,991)
Total stockholders' equity	40,357	52,904
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$118,822	$120,443
See accompanying notes to condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue
Licensing, support and maintenance	$11,135	$8,136	$35,743	$24,353
Variable royalties and other	1,463	823	3,432	2,077
Total revenue	12,598	8,959	39,175	26,430
Cost of revenue	928	883	3,196	2,618
Gross profit	11,670	8,076	35,979	23,812
Operating expenses:
Research and development	11,022	7,609	30,849	20,572
Sales and marketing	4,411	3,242	12,788	7,971
General and administrative	3,991	1,742	12,138	9,754
Total operating expenses	19,424	12,593	55,775	38,297
Loss from operations	(7,754)	(4,517)	(19,796)	(14,485)
Interest and other income (expense), net	318	(183)	346	(497)
Loss before provision for income taxes	(7,436)	(4,700)	(19,450)	(14,982)
Provision for income taxes	248	268	722	612
Net loss	$(7,684)	$(4,968)	$(20,172)	$(15,594)

Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.24)	$(0.63)	$(0.79)
Weighted average shares used in computing per share amounts, basic and diluted	32,836,014	20,578,386	32,228,429	19,768,574
See accompanying notes to condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss	$(7,684)	$(4,968)	$(20,172)	$(15,594)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(21)	—	(21)	—
Comprehensive loss	$(7,705)	$(4,968)	$(20,193)	$(15,594)
See accompanying notes to condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Three Months Ended September 30, 2022
	Redeemable Convertible Preferred Stock		Stockholders’ Equity
					Additional	Accumulated Other
			Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

BALANCE—June 30, 2022	—	$—	32,622,817	$33	$97,237	$(81)	$(51,479)	$45,710
Issuance of common stock for cash upon exercise of stock options	—	—	255,108	—	173	—	—	173
Issuance of common stock for settlement of restricted stock units	—	—	614,184	—	—	—	—	—
Tax withholding on RSUs settlement	—	—	(171,218)	—	(1,210)	—	—	(1,210)
Stock-based compensation expense	—	—	—	—	3,389	—	—	3,389
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(7,684)	(7,684)
BALANCE—September 30, 2022	—	$—	33,320,891	$33	$99,589	$(102)	$(59,163)	$40,357

	Three Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Stockholders’ Deficit
					Additional	Accumulated Other
			Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

BALANCE—June 30, 2021	4,471,316	$5,712	20,525,254	$21	$10,054	$(31)	$(26,233)	$(16,189)
Issuance of common stock for cash upon exercise of stock options	—	—	60,395	—	31	—	—	31
Issuance of common stock for settlement of restricted stock units	—	—	22,202	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	433	—	—	433
Net loss	—	—	—	—	—	—	(4,968)	(4,968)
BALANCE—September 30, 2021	4,471,316	$5,712	20,607,851	$21	$10,518	$(31)	$(31,201)	$(20,693)
See accompanying notes to condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2022
	Redeemable Convertible Preferred Stock		Stockholders’ Equity
					Additional	Accumulated Other
			Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

BALANCE—December 31, 2021	—	$—	31,530,682	$31	$91,945	$(81)	$(38,991)	$52,904
Issuance of common stock for cash upon exercise of stock options	—	—	1,022,050	2	615	—	—	617
Issuance of common stock for settlement of restricted stock units	—	—	1,008,620	—	—	—	—	—
Tax withholding on RSUs settlement	—	—	(240,461)	—	(2,053)	—	—	(2,053)
Stock-based compensation expense	—	—	—	—	9,082	—	—	9,082
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(20,172)	(20,172)
BALANCE—September 30, 2022	—	$—	33,320,891	$33	$99,589	$(102)	$(59,163)	$40,357

	Nine Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Stockholders’ Deficit
					Additional	Accumulated Other
			Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

BALANCE—December 31, 2020	4,471,316	$5,712	18,486,989	$18	$3,612	$(31)	$(15,607)	$(12,008)
Issuance of common stock	—	—	1,250,000	2	5,435	—	—	5,437
Issuance of common stock for cash upon exercise of stock options	—	—	832,329	1	327	—	—	328
Issuance of common stock for settlement of restricted stock units	—	—	38,533	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,144	—	—	1,144
Net loss	—	—	—	—	—	—	(15,594)	(15,594)
BALANCE—September 30, 2021	4,471,316	$5,712	20,607,851	$21	$10,518	$(31)	$(31,201)	$(20,693)
See accompanying notes to condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,172)	$(15,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,568	1,107
Stock-based compensation	9,082	1,144
Operating non-cash lease expense	(4)	(32)
Amortization of deferred income	(94)	—
Gain on deconsolidation of subsidiary (Note 13)	(149)	—
Other, net	10	(8)
Changes in operating assets and liabilities:
Accounts receivable, net	4,234	6,226
Prepaid expenses and other assets	(1,799)	(3,932)
Accounts payable	408	415
Accrued expenses and other liabilities	23	1,328
Deferred revenue	517	5,340
Net cash used in operating activities	(6,376)	(4,006)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(655)	(488)
Payments relating to investment in equity method investment (Note 13)	(520)	—
Purchases of available-for-sale securities	(6,399)	—
Proceeds from principal portion of related party loan	241	—
Net cash used in investing activities	(7,333)	(488)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of contingent consideration for business acquisition	(1,573)	—
Proceeds from issuance of common stock	—	5,435
Principal payments under vendor financing arrangements	(635)	(418)
Proceeds from exercise of stock options	601	330
Payments to tax authorities for shares withheld from employees	(2,053)	—
Payments of deferred offering costs	(256)	(906)
Payments of principal portion of term loan	—	(450)
Net cash (used in) provided by financing activities	(3,916)	3,991
NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,625)	(503)
CASH AND CASH EQUIVALENTS, beginning of period	85,825	11,744
CASH AND CASH EQUIVALENTS, end of period	$68,200	$11,241

Noncash investing and financing activities:
Equity obtained in equity method investment in exchange for contribution of license agreement (Note 13)	$11,563	$—
Purchase of property and equipment through vendor financing and accrued expenses and other current liabilities	$1,809	$186
Operating lease right-of-use assets exchanged for lease liabilities	$63	$718
Unpaid deferred offering costs	$—	$1,749
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

The operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Arteris, Inc. and its wholly-owned subsidiaries. All inter-company transactions and accounts have been eliminated.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to, among others, revenue recognition, the useful lives of assets, assessment of recoverability of property, plant and equipment, fair value of investments, impairment of the equity method investment, fair values of goodwill and other intangible assets, including impairments, leases, allowances for doubtful accounts, deferred tax assets and related valuation allowance, stock-based compensation, potential reserves relating to litigation and tax matters, collectability of certain receivables, fair value and amortization of deferred income, as well as other accruals or reserves. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.
Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. The Company’s cash equivalents include deposits in money market accounts which were unrestricted as to withdrawal or use and are stated at fair value. As of September 30, 2022, cash and cash equivalents consisted of primarily checking, savings, money market accounts and highly liquid investments with original maturities of three months or less. As of December 31, 2021, cash consisted primarily of checking and savings deposits. Interest earned on cash and cash equivalents is included in interest and other income (expense), net in the consolidated statements of loss.

Concentrations of Credit Risk
Financial instruments that potentially subject us to concentration of credit risk consist of cash and cash equivalents, investments and accounts receivable. Cash is currently held in three financial institutions and, at times, may exceed federally insured limits.
The Company’s accounts receivable are derived principally from revenue earned from customers located in Americas, Europe, Middle East and Asia Pacific regions.
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	As of
	September 30, 2022	December 31, 2021
Customer A	30%	21%
Customer B	*	33%
Customer C	*	12%
*Customer accounted for less than 10% of total accounts receivable at period end.
Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer B	24%	23%	26%	23%

Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2022 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2021, except for those disclosed in this document.

Investments

All investments in debt securities have been classified as “available-for-sale” and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Short-term investments have original maturities of greater than three months but one year or less as of the consolidated balance sheet dates. Long-term investments have maturities greater than one year as of the consolidated balance sheet dates. If the Company expects to sell a debt security within one year, it will classify the investment as a short-term investment regardless of its stated maturity date.

The available-for-sale securities are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss). A decline in the fair value of the available-for-sale securities is recognized directly to net income (loss) if judged to be other than temporary. Interest earned on investments in debt securities, realized gains and losses and impairment losses, if any, on investments in debt securities are included in interest and other income (expense), net in the consolidated statements of loss. The cost of securities sold is based on the specific-identification method.
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

3.    REVENUE
Disaggregated Revenue
The following table shows revenue by product and services groups (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Licensing, support and maintenance	$11,135	$8,136	$35,743	$24,353
Variable royalties	695	739	2,266	1,913
Other	768	84	1,166	164
Total	$12,598	$8,959	$39,175	$26,430
Contract Balances
The following table provides information about accounts receivable, net, contract assets and deferred revenue (in thousands):

	As of
	September 30, 2022	December 31, 2021
Accounts receivable, net	$9,638	$13,873
Contract assets	$2,240	$1,486
Deferred revenue	$49,692	$49,176
The Company recognized revenue of $9.4 million and $6.2 million for the three months ended September 30, 2022 and 2021, respectively, and $22.0 million and $14.7 million for the nine months ended September 30, 2022 and 2021, respectively, that was included in the deferred revenue balance at the beginning of the respective periods.
Contracted but unsatisfied performance obligations were $49.7 million and $49.3 million as of September 30, 2022 and December 31, 2021, respectively, and included unearned revenue and non-cancelable Flexible Spending Account (FSA) Agreements from customers where actual product selection and quantities of specific products are to be determined by customers at a future period. FSA commitments amounted to nil and $0.2 million as of September 30, 2022 and December 31, 2021, respectively. The Company has elected to exclude the potential future royalty receipts from the remaining performance obligations. The contracted but unsatisfied or partially unsatisfied performance obligations, excluding non-cancelable FSA, expected to be recognized in revenue over the next 12 months as of September 30, 2022 are $28.9 million, with the remainder recognized thereafter.
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

	As of
	September 30, 2022	December 31, 2021
Short-term commissions capitalized in prepaid expenses and other current assets	$2,435	$2,289
Long-term commissions capitalized in other assets	1,554	1,719
Total	$3,989	$4,008

Amortization of capitalized sales commissions was $0.9 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively, and $2.5 million and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively.
Amortization of capitalized sales commissions are included in sales and marketing expense in the condensed consolidated statements of loss.
4.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(7,684)	$(4,968)	$(20,172)	$(15,594)
Denominator:
Weighted-average shares outstanding - basic and diluted	32,836,014	20,578,386	32,228,429	19,768,574
Net loss per share, basic and diluted	$(0.23)	$(0.24)	$(0.63)	$(0.79)
Since the Company was in a loss position for all periods presented, the diluted earnings per share is equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.
The following table summarizes the potentially dilutive securities that were excluded from the calculation of diluted earnings per share because they would be antidilutive:

	As of
	September 30, 2022	September 30, 2021
Stock options	4,037,721	5,964,043
Restricted stock units	5,104,347	3,935,229
Redeemable convertible preferred stock	—	4,471,316
Total	9,142,068	14,370,588
5.    INVESTMENTS
The following tables summarize the fair value and amortized cost of the Company’s cash equivalents and available-for-sale securities by major security type:

	Amortized Cost	Unrealized Gain/(Loss)	Aggregate Fair Value
Assets:
Money market funds	$43,334	$—	$43,334
Commercial paper	2,444	(1)	2,443
Corporate bonds	2,483	(8)	2,475
U.S. government agency securities	14,940	(12)	14,928
U.S. treasury securities	4,498	—	4,498
Total financial assets	$67,699	$(21)	$67,678

The maturity dates of the Company’s investments are as follows:

September 30, 2022
Less than one year	$65,695
1-2 years	1,983
Total	$67,678

There were no impairments of available-for-sale securities during the three and nine months ended September 30, 2022.

The Company did not invest in any available-for-sale securities during 2021 and did not have any available-for-sale securities as of December 31, 2021.
6.    FAIR VALUE MEASUREMENTS
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Equity method investments, and certain non-financial assets, such as intangible assets and property, plant and equipment, are remeasured at fair value only if an impairment or observable price adjustment is recognized in the current period.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include vendor financing arrangements. The carrying value of the vendor financing agreements were $1.9 million as of September 30, 2022 and $1.1 million as of December 31, 2021, respectively. The Company’s vendor financing arrangements are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. The estimated fair values of these financial instruments approximate their carrying values.
Financial Instruments Recorded at Fair Value on a Recurring Basis

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of
	September 30, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$43,334	$—	$—	$43,334
Commercial paper	—	2,000	—	2,000
U.S. government agency securities	—	11,463	—	11,463
U.S. treasury securities	—	4,498	—	4,498
Total cash equivalents	43,334	17,961	—	61,295
Short-term investments:
Commercial paper	—	443	—	443
Corporate bonds	—	1,986	—	1,986
U.S. government agency securities	—	1,971	—	1,971
Total short-term investments	—	4,400	—	4,400
Long-term investments:
Corporate bonds	—	489	—	489
U.S. government agency securities	—	1,494	—	1,494
Total long-term investments	—	1,983	—	1,983
Total financial assets	$43,334	$24,344	$—	$67,678

Money market funds are highly liquid investments and are actively traded. The fair value is based on quoted prices for identical assets in active markets and therefore classified as Level 1 of the fair value hierarchy.

The Company’s other investments are considered Level 2 financial instruments as their fair values are determined using inputs that are directly or indirectly observable in active or less active markets. There were no transfers between levels during the three and nine months ended September 30, 2022.

The Company did not have any investments in available-for-sale securities as of December 31, 2021.
7.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets, net
Intangible assets, net consisted of the following as of September 30, 2022 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$1,700	$(623)	$1,077
Customer relationships	1,100	(252)	848
IPR&D	500	—	500
Trade name and other	150	—	150
Total intangibles	$3,450	$(875)	$2,575
Intangible assets, net consisted of the following as of December 31, 2021 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$1,700	$(368)	$1,332
Customer relationships	1,100	(149)	951
IPR&D	500	—	500
Trade name and other	176	—	176
Total intangibles	$3,476	$(517)	$2,959

Amortization expense of intangible assets was $0.1 million for both the three months ended September 30, 2022 and 2021, and $0.4 million for both the nine months ended September 30, 2022 and 2021.

The expected future amortization expense of these intangible assets as of September 30, 2022 is as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2022	$120
2023	478
2024	478
2025	449
2026	138
Thereafter	262
Total future amortization expense	$1,925
Goodwill
As of September 30, 2022 and December 31, 2021, goodwill was $2.7 million. No goodwill impairments were recorded during the three and nine months ended September 30, 2022 and 2021.
8.    LEASES
The Company leases its offices at various locations under noncancelable operating lease agreements expiring at various dates through 2027. Under the terms of these agreements, the Company also bears the costs for certain insurance, property tax, and maintenance. The terms of certain lease agreements provide for increasing rental payments at fixed intervals.

Total operating lease related costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$263	$333	$802	$807
Short-term lease cost	38	25	263	77
Total lease cost	$301	$358	$1,065	$884
The weighted-average remaining term of the Company’s operating leases was 3.2 years and 3.6 years as of September 30, 2022 and December 31, 2021, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 7.5% as of both September 30, 2022 and December 31, 2021.
Maturities of operating lease liabilities as of September 30, 2022 were as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2022	$296
2023	990
2024	449
2025	278
2026	212
Thereafter	212
Total undiscounted cash flows	$2,437
Less: imputed interest	(270)
Present value of lease liabilities	$2,167

Operating lease liabilities, current	$1,033
Operating lease liabilities, non-current	1,134
$2,167
9.    BORROWINGS
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
Vendor financing arrangements as of September 30, 2022 were as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2022	$402
2023	1,100
2024	556
Total undiscounted cash flows	$2,058
Less: imputed interest	(123)
Present value of vendor financing arrangements	$1,935

Vendor financing arrangements, current	$1,502
Vendor financing arrangements, noncurrent	433
$1,935
Interest expense was less than $0.1 million for both the three months ended September 30, 2022 and 2021. Interest expense was $0.1 million for both the nine months ended September 30, 2022 and 2021.

10.    COMMITMENTS AND CONTINGENCIES
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
The Company has incurred no actual payment obligations from these above-noted indemnification provisions and director and officer indemnity agreements for three and nine months ended September 30, 2022 and 2021 and the condensed consolidated financial statements do not include liabilities for any potential indemnity-related obligations as of September 30, 2022 and December 31, 2021.
Legal—In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding various litigation matters. Although claims are inherently unpredictable, the Company currently is not aware of any matters that may have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
The Company has no other material contractual noncancelable commitments as of September 30, 2022 and December 31, 2021.
11.     REDEEMABLE CONVERTIBLE PREFERRED STOCK, PREFERRED STOCK AND COMMON STOCK
Redeemable Convertible Preferred Stock
Immediately prior to the closing of the IPO, all shares of the Company’s redeemable convertible preferred stock outstanding, totaling 4,471,316, were automatically converted into an equal number of shares of common stock and their carrying value of $5.7 million was reclassified into stockholders’ equity. As of both September 30, 2022 and December 31, 2021, there were zero shares of redeemable convertible preferred stock issued and outstanding.
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

12.     STOCK-BASED COMPENSATION
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
Following the effectiveness of the 2021 Plan, the Company will not make any further grants under the 2016 Plan. However, the 2016 Plan will continue to govern the terms and conditions of the outstanding awards granted under this plan. Shares of common stock subject to awards granted under the 2016 Plan that are forfeited, lapse unexercised and withheld to cover taxes which following the effective date of the 2021 Plan are not issued under the 2016 Plan will be available for issuance under the 2021 Plan.
2021 Employee stock purchase plan
The Company adopted the 2021 Employee Stock Purchase Plan (the 2021 ESPP) effective on October 26, 2021. The 2021 ESPP would enable eligible employees of the Company to purchase shares of common stock at a discount to fair market value. As of September 30, 2022, there had been no offering period under the ESPP.
Shares Available for Future Grant
Shares available for future grant consisted of the following:

As of
September 30, 2022
Shares available for future grant under the 2021 Plan	3,469,764
Shares available for future grant under the 2021 ESPP	922,306
The Company issues new shares upon a share option exercise or release of restricted stock units.

Stock Options
The following table summarizes the stock option activities under the Company’s 2016 Plan:

	Options Outstanding
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($'000s)

BALANCE—December 31, 2021	5,407,170	$0.96	7.16	$108,964
Exercised	(1,022,050)	$0.60
Canceled	(347,399)	$1.19
BALANCE—September 30, 2022	4,037,721	$1.03	6.49	$22,738
Options vested and exercisable—September 30, 2022	3,011,042	$0.90	6.09	$17,354
The aggregate intrinsic value of the options exercised during the nine months ended September 30, 2022 and 2021 was $9.8 million and $1.2 million, respectively. The total grant-date fair value of options vested was $0.3 million during both the nine months ended September 30, 2022 and 2021.
As of September 30, 2022, there was $0.5 million of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.0 years.
The Company had no stock option grants during the nine months ended September 30, 2022 and 2021.
Restricted Stock Units
The following table summarizes the restricted stock units activities under the Company’s 2016 and 2021 Plans:

	Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested—December 31, 2021	3,925,097	$5.60
Granted	2,440,603	$11.76
Vested	(1,008,620)	$6.22
Forfeited	(252,733)	$12.07
Unvested—September 30, 2022	5,104,347	$8.11
The total grant-date fair value of restricted stock units vested was $6.3 million and less than $0.1 million during the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, there was $34.0 million of unamortized stock-based compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 3.2 years.

Stock-based Compensation
Stock-based compensation expense is recorded on a departmental basis, based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s condensed consolidated statements of loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$118	$15	$474	$42
Research and development	1,798	225	4,435	645
Sales and marketing	679	23	1,678	72
General and administrative	794	170	2,495	385
Total stock-based compensation	$3,389	$433	$9,082	$1,144

13.    EQUITY METHOD INVESTMENT
On February 21, 2022, Arteris IP (Hong Kong) Ltd. (AHK), a wholly-owned subsidiary of the Company, entered into a Share Purchase and Shareholders Agreement (the SPA) with certain investors and Ningbo Transchip Information Consulting Partnership (Limited Partnership) (Management Co). The transaction closed on June 20, 2022.
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

The license agreement provides Transchip the right to software licenses, services, software updates and technical support. On the closing date, the license agreement including the support and maintenance services to be provided to Transchip was valued to be $11.6 million, which was recorded as deferred income and will be recognized as interest and other income (expense), net over a period of ten years on a straight line basis after delivery of the license. The license was delivered to Transchip on September 2, 2022. For the three and nine months ended September 30, 2022, the Company recognized income of $0.1 million for the license agreement.
Deconsolidation of Transchip as a subsidiary

Before the closing of the transaction, Transchip was a wholly-owned subsidiary of the Company with limited operations. Upon closing of the transaction, the Company no longer has control, and therefore deconsolidated Transchip. Accordingly, upon closing of the transaction, the Company derecognized all the assets and liabilities of Transchip and recognized a disposal gain of $0.1 million, included in interest and other income (expense), net in the condensed consolidated statements of loss for the nine months ended September 30, 2022.

Upon deconsolidation, the Company also recorded a nine-month related party loan to Transchip of $0.3 million, in prepaid expenses and other current assets within its condensed consolidated balance sheet, which was previously eliminated as an intercompany loan in the Company’s consolidated financial statements. This loan carries an annual interest rate of 4% and expired on August 31, 2022. The Company received the payment of principal and interest of $0.3 million on September 2, 2022.
Investment of Transchip as an equity investee

Following the consummation of the foregoing transactions, the Company held 40.3% common stock of Transchip on a fully diluted basis. The Company accounts for its common stock investment in Transchip as an equity method investment as it does not control but has significant influence over operating and financing policies of Transchip. Transchip is the Company’s only equity method investment. The Company invested $12.2 million, including transaction costs of $0.3 million in Transchip.

On September 15, 2022, Transchip completed a second funding with additional investors. The Company did not provide additional investments in the second funding. As a result, the Company’s ownership interest in Transchip was diluted to 35.0% of the common stock of Transchip on a fully diluted basis. The impact to the Company’s condensed consolidated statements of loss was immaterial.

As of September 30, 2022, the carrying value of the investment in Transchip was $12.2 million. There was no significant difference between the Company’s carrying value of the investment in Transchip and its share of underlying equity in net assets of Transchip. During the three and nine months ended September 30, 2022, the Company’s loss from its proportionate share of its equity method investment in Transchip was immaterial. The Company concluded that there were no indicators of impairment related to the Company’s equity method investment in Transchip as of September 30, 2022.

14. INCOME TAXES
The Company’s effective tax rate was (3.9)% and (4.1)% for the nine months ended September 30, 2022 and 2021, respectively. The Company’s income tax provision was $0.7 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively. The change in forecasted foreign withholding tax, changes in the geographic mix of worldwide earnings which are taxed at different rates, and the impact of losses in jurisdictions with full valuation allowances, has resulted in an insignificant change in the income tax provision for the period ended September 30, 2022 compared to the period ended September 30, 2021.
The Company’s management continuously evaluates the need for a valuation allowance and, as of September 30, 2022, concluded that a full valuation allowance on its US federal, state, and certain foreign jurisdictions deferred tax assets was still appropriate.
As of September 30, 2022 and 2021, the Company’s gross liability for unrecognized tax benefits was $3.1 million and $2.5 million, respectively. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2022 and 2021, the Company had no accrued interest or penalties related to its unrecognized tax benefits. If any unrecognized tax benefits are realized, it would not result in any income tax benefit as the Company currently has a full valuation allowance against the deferred tax assets in which there is currently an uncertain tax benefit.
15. RELATED PARTY TRANSACTIONS
The Company defines related parties as directors, executive officers, nominees for director, stockholders that have significant influence over the Company, or are a greater than 10% beneficial owner of the Company’s capital and their affiliates or immediate family members.

In November 2020, the Company entered into a lease agreement with Isabelle Geday, a member of the Board of Directors. The lease payments were less than $0.1 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively. The lease payments were $0.1 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively. In addition, the Company signed a consulting agreement with Ms. Geday on December 1, 2021, which was subsequently assigned to Magillem Design Services S.A., effective January 10, 2022. Ms. Geday was paid as an executive employee of the Company from December 1, 2020 through November 30, 2021. As a consultant, Ms. Geday will provide services for an initial three-year term, commencing December 1, 2021, and is eligible to receive $26,445 per month for the first 12 months of the consulting term and $19,445 per month for the remaining 24 months of the consulting term. For the three months ended September 30, 2022, the Company paid Ms. Geday $0.1 million for consulting services. For the nine months ended September 30, 2022, the Company paid Ms. Geday $0.2 million for consulting services. Lastly, the 455,000 stock options and 62,200 RSUs granted in connection with Ms. Geday’s prior employment continue to vest.

In connection with the deconsolidation of Transchip, the Company had recorded a short-term loan to Transchip, including interest, of $0.3 million in prepaid expenses and other current assets on its condensed consolidated balance sheet. The Company received the payment of principal and interest of $0.3 million on September 2, 2022.

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

As of September 30, 2022, we had 234 full-time employees and offices in eight locations in the United States, France, China, South Korea and Japan. For the three and nine months ended September 30, 2022, we generated revenue of $12.6 million and $39.2 million, respectively, net loss of $7.7 million and $20.2 million respectively, and net loss per share, basic and diluted of $0.23 and $0.63, respectively. As of September 30, 2022, we had Annual Contract Value (as defined below) of $50.2 million. During the three months ended September 30, 2022, we added 10 Active Customers (as defined below) and our customers had 21 Confirmed Design Starts (as defined below).
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
Terms of our Agreements with Customers
Our revenue from period to period can be impacted by the terms of the agreements we enter into with our customers. For example, in recent periods we have structured certain agreements with customers that include substantial up front licensing payments. As a result of how these contracts are structured and the revenue is recognized, our revenue in the three and nine months ended September 30, 2022 may not be comparable to future periods if we do not enter into similar contractual agreements. Further, a meaningful percentage of our revenue is generated through royalty payments. Because the time between a new license agreement win and the customer’s end product being sold can be substantial, with sales of the end product being subject to a number of factors outside our control, our revenue from royalties is difficult to predict. As a result of the foregoing, revenue may fluctuate significantly from period to period and any increase or decrease in such revenue may not be indicative of future period-to-period increases or decreases.
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
We will continue to evaluate growth opportunities through acquisitions of other businesses.

Impact of Operating Globally

We believe our products’ global footprint provides us the opportunity to enter new markets and accelerate our growth. For 2021, 56.9% of our revenue was derived from sales to customers outside of the United States. In particular, we derived 27.1% of our revenue in 2021 from customers located in China. For the nine months ended September 30, 2022, 58.8% of our revenue was derived from sales to customers outside of the United States and 26.4% of our revenue was derived from customers located in China. While we believe operating internationally has beneficially impacted our results of operations, we are subject to inherent risks attributed to operating in a global economy. Further, our international operations have been, and may in the future continue to be, subject to restrictive government regulations. For example, U.S. export regulations, including regulations announced October 7, 2022 that impose broad end-use and other restrictions on doing business with certain customers and facilities in China that develop or produce semiconductor chips or manufacturing equipment, may limit or adversely impact our ability to license or support our products to entities in or doing business with certain advanced AI or “supercomputer” design companies, foundries and manufacturers of assemblies and components in China. As a result of these restrictions, we anticipate our revenue from China will face challenges to maintain and may decrease.
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
COVID-19 Impact

While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions and emergence of new variants, it has already had an adverse effect on the global economy and the lasting effects of the pandemic continue to be unknown. In response to the COVID-19 pandemic, the measures implemented by various authorities have caused us to change our business practices, including those related to where employees work, the distance between employees in our facilities, limitations on in-person meetings between employees and with customers, suppliers, service providers and stakeholders, as well as restrictions on business travel to domestic and international locations and to attend trade shows, technical conferences and other events. Although we have experienced, and may continue to experience, some impact on certain parts of our business as a result of governmental restrictions and other measures to mitigate the spread of COVID-19, our results of operations, cash flows and financial condition were not materially adversely impacted in the three and nine months ended September 30, 2022.

We are unable to accurately predict the full impact that COVID-19 will have on our future results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. Although we expect most of our employees to return to physical offices, the nature and extent of that return is uncertain and differs among jurisdictions such as China where restriction against returning to offices remain largely in effect. For additional details, see the section titled “Risk Factors—Our business has been, and may continue to be, adversely affected by health epidemics, pandemics and other outbreaks of infectious disease, including the current COVID-19 pandemic.”
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
Annual Contract Value
We define Annual Contract Value (ACV) for an individual customer agreement as the total fixed fees under the agreement divided by the number of years in the agreement term. Our total ACV is the aggregate ACVs for all our customers as measured at a given point in time. Total fixed fees include licensing, support and maintenance and other fixed fees under IP licensing or software licensing agreements but excludes variable revenue derived from licensing agreements with customers, particularly royalties. ACV was $50.2 million and $42.7 million as of September 30, 2022 and 2021, respectively. In addition, total ACV and trailing-twelve-months royalties and other revenue was $53.2 million and $45.6 million as of September 30, 2022 and 2021, respectively. We monitor ACV to measure our success and believe the increase in the number shows our progress in expanding our customers’ adoption of our platform. ACV fluctuates due to a number of factors, including the timing, duration and dollar amount of customer contracts.
Active Customers
We define Active Customers as customers who have entered into a license agreement with us that remains in effect. The retention and expansion of our relationships with existing customers are key indicators of our revenue potential. We added 10 and six Active Customers during each of the three months ended September 30, 2022 and 2021, respectively. Our annual average customer retention rate, excluding IP deployment solutions, is 98% from September 30, 2021 to September 30, 2022.
Confirmed Design Starts
We define Confirmed Design Starts as when customers confirm their commencement of new semiconductor designs using our interconnect IP and notify us. Confirmed Design Starts is a metric management uses to assess the activity level of our customers in terms of the number of new semiconductor designs that are started using our interconnect IP in a given period. Our interconnect IP and NoC interface IP customers confirmed a total of 21 and 22 design starts during the three months ended September 30, 2022 and 2021, respectively. We believe that the number of Confirmed Design Starts is an important indicator of the growth of our business and future royalty revenue trends.
Remaining Performance Obligations
We define Remaining Performance Obligations (RPO) as the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and contracted amounts that will be invoiced and recognized as revenue in future periods.

The RPO amount is intended to provide visibility into future revenue streams. We expect RPO to fluctuate up or down from period to period for several possible reasons, including amounts, timing, and duration of customer contracts, as well as the timing of billing cycles for each contract. Our RPO was $59.3 million and $50.6 million as of September 30, 2022 and 2021, respectively.
Components of Our Results of Operations
Revenue: Our revenue is primarily derived from licensing intellectual property, licensing software, support and maintenance services, professional services, training services, and royalties. Our agreements often include other service elements including training and professional services which were immaterial for the three and nine months ended September 30, 2022 and 2021, respectively.
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
Interest and other income (expense), net: Interest and other income (expense), net consists primarily of interest income earned on our cash and cash equivalents and available-for-sale investments, gains and losses from foreign currency transactions, gain on deconsolidation of subsidiary, realized gains and losses from available-for-sale investments as well as deferred income and our proportionate share of net income (losses) from our equity method investee.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
Total revenue	$12,598	$8,959	$39,175	$26,430
Cost of revenue (1)	928	883	3,196	2,618
Gross profit	11,670	8,076	35,979	23,812
Operating expenses:
Research and development (1)	11,022	7,609	30,849	20,572
Sales and marketing (1)	4,411	3,242	12,788	7,971
General and administrative (1)	3,991	1,742	12,138	9,754
Total operating expenses	19,424	12,593	55,775	38,297
Loss from operations	(7,754)	(4,517)	(19,796)	(14,485)
Interest and other income (expense), net	318	(183)	346	(497)
Loss before provision for income taxes	(7,436)	(4,700)	(19,450)	(14,982)
Provision for income taxes	248	268	722	612
Net loss	$(7,684)	$(4,968)	$(20,172)	$(15,594)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$118	$15	$474	$42
Research and development	1,798	225	4,435	645
Sales and marketing	679	23	1,678	72
General and administrative	794	170	2,495	385
Total stock-based compensation	$3,389	$433	$9,082	$1,144
The following table summarizes our results of operations as a percentage of total revenue for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(as a percentage of total revenue)
Total revenue	100%	100%	100%	100%
Cost of revenue	7	10	8	10
Gross profit	93	90	92	90
Operating expenses:
Research and development	87	85	79	78
Sales and marketing	35	36	32	30
General and administrative	32	19	31	37
Total operating expenses	154	140	142	145
Loss from operations	(61)	(50)	(50)	(55)
Interest and other income (expense), net	3	(2)	1	(2)
Loss before provision for income taxes	(58)	(52)	(49)	(57)
Provision for income taxes	2	3	2	2
Net loss	(60)%	(55)%	(51)%	(59)%

Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Licensing, support and maintenance	$11,135	$8,136	$2,999	37%
Variable royalties	695	739	(44)	(6)%
Other	768	84	684	814%
Total	$12,598	$8,959	$3,639	41%
Growth in our licensing and support and maintenance continued with a 37% increase during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to the addition of new customers and an increase in new license agreements with existing customers.
Cost of revenue

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenue	$928	$883	$45	5%
Cost of revenue for the three months ended September 30, 2022 remained relatively flat when compared to three months ended September 30, 2021.
Operating expenses

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Research and development	$11,022	$7,609	$3,413	45%
Sales and marketing	4,411	3,242	1,169	36%
General and administrative	3,991	1,742	2,249	129%
Total operating expenses	$19,424	$12,593	$6,831	54%
Research and development expenses
R&D expenses increased, $3.4 million, or 45%, to $11.0 million for the three months ended September 30, 2022 from $7.6 million for the three months ended September 30, 2021. The increase in R&D expenses was due to higher stock-based compensation expense of $1.6 million primarily related to our RSUs granted prior to our IPO, as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in October 2021, lower research tax credit of $0.6 million and higher allocated costs of $0.3 million. We also incurred higher employee-related costs of $0.3 million and professional fees of $0.2 million as a result of an increase in engineering headcount and overall costs to support our continued growth and investment in our interconnect technology and IP deployment software.

Sales and marketing expenses
S&M expenses increased, $1.2 million, or 36%, to $4.4 million for the three months ended September 30, 2022 from $3.2 million for the three months ended September 30, 2021. The increase in S&M expenses was primarily due to higher stock-based compensation expense of $0.6 million primarily related to our RSUs granted prior to our IPO, as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in October 2021 and an increase in employee-related costs, including commissions, of $0.4 million mainly driven by higher headcount to support growth of our business.
General and administrative expenses
G&A expenses increased, $2.2 million, or 129%, to $4.0 million for the three months ended September 30, 2022 from $1.7 million for the three months ended September 30, 2021. The increase in G&A expenses was primarily due to higher stock-based compensation expense of $0.6 million primarily related to our RSUs granted prior to our IPO, as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in October 2021. We also incurred increased directors and officers liability insurance expenses of $0.6 million to support the normal course of operating as a public company and higher employee-related costs of $0.4 million as a result of an increase in headcount and overall costs to support our continued growth.
Interest and other income (expense), net

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Interest and other income (expense), net	$318	$(183)	$501	(274)%
Interest and other income (expense), net was an income of $0.3 million for the three months ended September 30, 2022 compared to an expense of $0.2 million for the three months ended September 30, 2021. The increase in interest and other income is primarily related to foreign currency exchange, interest income earned on higher cash balances due to proceeds from our IPO in October 2021 and interest income earned on our available-for-sale investments.

Provision for income taxes

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Provision for income taxes	$248	$268	$(20)	(7)%
Provision for income taxes for the three months ended September 30, 2022 was $0.2 million, compared to $0.3 million for the three months ended September 30, 2021. The decrease in our income tax expense was due to a change in the forecasted geographic mix of worldwide earnings which are taxed at different statutory tax rates, the impact of losses in jurisdictions which have full valuation allowances, and changes in current year foreign withholding taxes. Foreign withholding taxes are generally assessed on gross revenue generated, rather than pre-tax income, in certain countries in which the Company does not file an income tax return.

Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Licensing, support and maintenance	$35,743	$24,353	$11,390	47%
Variable royalties	2,266	1,913	353	18%
Other	1,166	164	1,002	611%
Total	$39,175	$26,430	$12,745	48%
Growth in our licensing and support and maintenance continued with a 47% increase during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to increase in new license agreements with existing customers, the addition of new customers as well as increased average selling prices. Growth in our variable royalty revenue during the nine months ended September 30, 2022 was primarily due to the addition of new customers. Growth in our other revenue during the nine months ended September 30, 2022 was primarily due to increased services performed for existing customers.
Cost of revenue

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenue	$3,196	$2,618	$578	22%
Cost of revenue increased, $0.6 million, or 22%, to $3.2 million for the nine months ended September 30, 2022, from $2.6 million for the nine months ended September 30, 2021. The increase in cost of revenue was primarily due to higher FAE employee-related costs, which includes an increase in stock-based compensation expense related to our RSUs granted prior to our IPO, as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in October 2021.
Operating expenses

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Research and development	$30,849	$20,572	$10,277	50%
Sales and marketing	12,788	7,971	4,817	60%
General and administrative	12,138	9,754	2,384	24%
Total operating expenses	$55,775	$38,297	$17,478	46%
Research and development expenses
R&D expenses increased, $10.3 million, or 50%, to $30.8 million for the nine months ended September 30, 2022 from $20.6 million for the nine months ended September 30, 2021. The increase in R&D expenses was due to higher stock-based compensation expense of $3.8 million primarily related to our RSUs granted prior to our IPO, as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in October 2021, an increase in allocated costs of $2.7 million primarily attributable to increased headcount and a decrease in research tax credit of $1.0 million. We also incurred higher other employee-related costs of $1.7 million and professional fees of $0.5 million primarily attributable to increased engineering headcount as a result of growth and our investment in our interconnect technology and IP deployment software.

Sales and marketing expenses
S&M expenses increased, $4.8 million, or 60%, to $12.8 million for the nine months ended September 30, 2022 from $8.0 million for the nine months ended September 30, 2021. The increase in S&M expenses was primarily due to higher other employee-related costs, including commissions, of $2.1 million mainly driven by higher headcount and overall costs to support our continued growth, an increase in stock-based compensation expense of $1.6 million related to our RSUs granted prior to our IPO, as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in October 2021, and an increase in allocated costs of $1.0 million primarily attributable to increased headcount.
General and administrative expenses
G&A expenses increased, $2.4 million, or 24%, to $12.1 million for the nine months ended September 30, 2022 from $9.8 million for the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily due to higher stock-based compensation expense of $2.1 million primarily related to our RSUs granted prior to our IPO, as the performance-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in October 2021. We also incurred increased directors and officers liability insurance expenses of $1.9 million to support the normal course of operating as a public company, partially offset by decrease in professional fees of $1.9 million.
Interest and other income (expense), net

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Interest and other income (expense), net	$346	$(497)	$843	(170)%
Interest and other income (expense), net for the nine months ended September 30, 2022 was an income of $0.3 million, compared to an expense of $0.5 million for the nine months ended September 30, 2021. The increase in interest and other income is primarily related to foreign currency exchange, the gain on deconsolidation of our wholly-owned subsidiary, interest income earned on higher cash balances due to proceeds from our IPO in October 2021, and interest income earned on our available-for-sale investments.

Provision for income taxes

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Provision for income taxes	$722	$612	$110	18%

Provision for income taxes for the nine months ended September 30, 2022 was $0.7 million, compared to $0.6 million for the nine months ended September 30, 2021. The increase in our income tax expense was due to a change in the forecasted geographic mix of worldwide earnings which are taxed at different statutory tax rates, the impact of losses in jurisdictions which have full valuation allowances, and changes in current year foreign withholding taxes. Foreign withholding taxes are generally assessed on gross revenue generated, rather than pre-tax income, in certain countries in which the Company does not file an income tax return.
Liquidity and Capital Resources
Since inception, we have financed operations primarily from payments received from our customers, the net proceeds from the sale of our common stock in the IPO as well as the net proceeds from the private issuance of our convertible preferred stock and common stock. As of September 30, 2022, we had $72.6 million in cash and cash equivalents and short-term investments of which $4.2 million was held by our foreign subsidiaries.

We believe our cash and cash equivalents, short-term investments, available borrowing capacity and cash expected to be generated from operations will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations for at least the next 12 months. If these resources are not sufficient to satisfy our liquidity requirements, we may be required to seek additional financing. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may contain covenants that significantly restrict our operations or our ability to obtain additional debt financing in the future. Any additional financing that we raise may contain terms that are not favorable to us or our stockholders. We cannot assure you that we would be able to obtain additional financing on terms favorable to us or our existing stockholders, or at all. See “Risk Factors —Risks Related to Our Business and Industry—Our ability to raise capital in the future may be limited and could prevent us from executing our growth strategy” in our 2021 Form 10-K for additional information and elsewhere in this report.
Cash Flows
The following table summarizes changes in our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(6,376)	$(4,006)
Net cash used in investing activities	$(7,333)	$(488)
Net cash (used in) provided by financing activities	$(3,916)	$3,991
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
For the nine months ended September 30, 2022, net cash used in operating activities was $6.4 million primarily due to our net loss of $20.2 million, adjusted for non-cash charges of $10.4 million and $3.4 million changes in operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation expense of $9.1 million and depreciation and amortization of $1.6 million, partially offset by gain on deconsolidation of our wholly-owned subsidiary of $0.1 million and amortization of deferred income of $0.1 million. The primary drivers of the changes in operating assets and liabilities were a $4.2 million decrease in accounts receivable, a $0.5 million increase in deferred revenue, a $0.4 million increase in accounts payable, partially offset by a $1.8 million increase in prepaid expenses and other assets.
For the nine months ended September 30, 2021, net cash used in operating activities was $4.0 million primarily due to our net loss of $15.6 million, adjusted for non-cash charges of $2.2 million and $9.4 million changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $6.2 million decrease in accounts receivable, a $5.1 million increase in deferred revenue, a $1.3 million increase in accrued expenses and other current liabilities, partially offset by a $3.9 million increase in prepaid expenses and other assets.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 was $7.3 million, primarily attributable to purchases of property and equipment, purchases of available-for-sale securities, proceeds from principal portion of our related party loan and payments related to investment in our equity method investee, see Note 13 to our unaudited condensed consolidated financial statements.

Net cash used in investing activities for the nine months ended September 30, 2021 was $0.5 million, primarily attributable to purchases of property and equipment to support our office facilities.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2022 was $3.9 million, primarily attributable to payments of contingent consideration for business acquisition of $1.6 million and payments to tax authorities for shares withheld from employees of $2.1 million.
Net cash provided by financing activities for the nine months ended September 30, 2021 was $4.0 million, primarily attributable to proceeds from issuance of common stock of $5.4 million, partially offset by the principal payments of term loan of $0.5 million and payments of deferred offering costs of $0.9 million.
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

Often, we compete against larger companies that possess substantial financial, technical, research and development and engineering resources that can be deployed so they can develop their IP solutions internally. In addition, we compete against other third-party providers of IP integration solutions, such as Openedges Technologies Inc. and Arm Limited that similarly possess substantial financial, technical, research and development and engineering resources. In certain cases, competitive companies may be supported by local or international government funding and similar resources. Varying combinations of these resources provide advantages to these competitors that enable them to influence industry trends and the pace at which they adapt to these trends. A strong competitive response from one or more of our competitors to our marketplace efforts, or a shift in customer preferences to competitors’ products, could result in increased pressure to lower our prices more rapidly than anticipated, increased sales and marketing expense, and/or market share loss. The consolidation of our competitors or collaboration among our competitors to deliver more comprehensive offerings than they could individually, may also impact our ability to compete effectively. To the extent our revenue is negatively impacted by competitive pressures and reduced pricing, our business could be harmed.
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
■Actions by regulators or governmental entities to impose license requirements, limit product availability, limit trade and exportability of our products, the features or contractual terms that either we or our customers can apply to product and service offerings, or to affect monetary policy.
■Actions by regulators or governmental entities to modify or augment tax treatment of our product and service offerings.
■The impact of global and regional inflation on ours and our customers’ profitability and expansion plans due to among other effects of inflation, increases in wages, availability of capital, salaries, operating expenses, and costs of insurance, benefits and medical coverage.
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
We may be unable to reduce the cost of our products sufficiently to compete effectively against our competitors. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures and/or other economic factors including inflation and customer and end market supply chain constraints which could adversely affect our gross margins and ability to meet customer demand. To the extent we are unable to reduce the prices of our products and remain competitive, our revenue will likely decline, resulting in further pressure on our gross margins, which could harm our business. Many other companies in the IP interconnect space have not been able to continue as a going concern due to intense competition and low margins. See “Business—Competition” in our 2021 Form 10-K for additional information.
We have a history of net losses, and we may not achieve or maintain profitability in the future.
We have incurred net losses in certain periods historically. We incurred a net loss of $23.4 million in 2021, and our net loss for the three months ended September 30, 2022 and 2021 was $7.7 million and $5.0 million, respectively. Our net loss for the nine months ended September 30, 2022 and 2021 was $20.2 million and $15.6 million, respectively. As of September 30, 2022, we had an accumulated deficit of $59.2 million. We have spent significant funds on organizational and start-up activities, to recruit engineers and other employees and to support our research and development. The net losses we incur may fluctuate significantly from quarter to quarter and may increase as a result of geopolitical and market fluctuations, inflation, slow downs and/or recessionary pressures, the COVID-19 pandemic and other global economic factors.
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
■Disruption and uncertainty caused by new developments in export and related regulations.
■Regional and global effect of inflation.
■Adverse impact of multiple interest rate increases implemented and forecasted by the U.S. Federal Reserve.
Any slowdown in the growth of these end markets, or the emergence of economic instability in these end markets, could harm our business. For example, a significant element of our growth strategy depends on the increasing adoption of vehicles with more sophisticated automated driving, which will likely require more complex SoCs. If anticipated demand in the end market for these vehicles does not materialize, whether due to consumer demand not materializing, regulatory interventions delaying the deployment of automated driving, or the emergence of economic instability in end markets arising from factors such as inflationary trends, deteriorating purchasing power, trade or supply chain disruptions and regional and/or worldwide chip shortages or excess supply, demand fluctuations, unemployment spikes, labor shortages or end market reactions to regional or global geopolitical uncertainties or conflicts, or other factors beyond our control, it would adversely affect demand for our products from customers and royalty revenue and impact our ability to execute our growth strategy.
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
■Market or competitive pressures to reduce the selling price of the customer’s end-product.
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
Additionally, from time to time, we invest in expansion into adjacent markets, including the acquisition of Magillem and our entry into the IP deployment solutions market. Although we believe these solutions are complementary to our IP interconnect solutions, we have less experience and a more limited operating history in offering software that, among other things, manages register configurations of IP blocks, assembles multiple IP blocks into SoC platforms and links design parameters and metadata to documentation, and our efforts in this area may not be successful. Our success in these product areas depend on a variety of factors, including the following:
■Our ability to continue to attract new customers in industries in which we have less experience.
■Our successful development of sales and marketing strategies that meet customer requirements.
■Our ability to accurately predict, prepare for, and promptly respond to technological developments in existing and new fields.
■Our ability to compete with new and existing competitors, many of which may have more financial resources, industry experience, brand recognition, relevant IP rights, and/or more established customer relationships than we currently do, and they could include free and open-source solutions that provide similar IP deployment solutions.
■Our ability to continually balance our investment in adjacent markets with investment in our existing products and services.
■Our ability to attract and retain employees with expertise in new or emerging fields affecting our business.
Difficulties in any of our new product development efforts or our efforts to enter adjacent markets, including delays or disruptions due to factors outside of our control such as any adverse impact resulting from market and inflationary pressures, export and trade controls, and the COVID-19 pandemic, could harm our business.
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
We currently devote substantial resources to the research and development of new and enhanced interconnect IP and IP deployment solutions. However, we may be required to devote more resources than anticipated to address design requirements for specific target markets, new competitors, technological advances in the semiconductor industry or by competitors, our acquisitions, our entry into new markets, or other competitive factors. If we are required to invest significantly greater resources than anticipated without a corresponding increase in revenue, our operating results could decline. Additionally, our periodic research and development expenses may be independent of our level of revenue, which could negatively impact our financial results. We expect these expenses to be significant and increase in the foreseeable future as our technology development efforts continue, and there can be no guarantee that our research and development investments will result in products that create additional revenue.
We may also decide to increase our research and development investment to seize customer or market opportunities, which could negatively impact our financial results.
We continue to experience hiring challenges, including for engineering resources.
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
Interconnect IP technology is complex, and our customer support is critical for the successful deployment of our IP in our customers’ designs, and we maintain a team of corporate and field application engineers in our global support organization. High-quality support is important for customer retention, and the importance of our support function will increase as we expand our business and pursue new customers. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our offerings to existing and new customers could suffer, and our reputation with existing or potential customers could suffer.
Our dependence on international customers and operations also subjects us to a range of other additional regulatory, operational, financial and political risks that could adversely affect our financial results.
For 2021 56.9% of our revenue was derived from sales to customers outside of the United States. In particular, we derived 27.1% of our revenue in 2021 from customers located in China. For the nine months ended September 30, 2022, 58.8% of our revenue was derived from sales to customers outside of the United States and 26.4% of our revenue was derived from customers located in China. We expect our revenue from China to decrease due to the applicable U.S. government trade restrictions. As a result, the economic, political, legal and social conditions in China could harm our business. In addition, we have offices globally with our sales and research and development being conducted in offices located in the San Francisco Bay Area, Texas, France, China, South Korea and Japan. Moreover, conducting business outside the United States subjects us to a number of additional risks and challenges, including:
■Changes in a specific country’s or region’s political, regulatory or economic conditions.

■A pandemic, epidemic or other outbreak of an infectious disease, including the current COVID-19 pandemic, which may cause us or our distributors, vendors and/or customers to temporarily suspend our or their respective operations in the affected city or country or completely.
■Compliance with a wide variety of domestic and foreign laws and regulations (including those of municipalities or provinces where we have operations) and unexpected changes in those laws, export and trade controls, and regulatory requirements, including uncertainties regarding taxes, social insurance contributions and other payroll taxes and fees to governmental entities, tariffs, quotas, export controls, export licenses and other trade barriers.
■Unanticipated restrictions on our ability to sell to foreign customers where sales of products and the provision of services may require export licenses or are prohibited by government action, unfavorable foreign exchange controls and currency exchange rates.
■Imposition of significant new export control regulations targeting the Chinese semiconductor industry and technical support of the Chinese semiconductor industry, tariffs and other barriers, restrictions and regional stability measures, including as between U.S.-China.
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
■Increased exposure to general market and economic conditions inside and outside of the United States.
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
The semiconductor industry is highly cyclical and is prone to significant downturns from time to time. Cyclical downturns can result from a variety of market forces including constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand, all of which can result in significant declines in semiconductor demand. We have experienced downturns in the past and may experience such downturns in the future. For example, the industry experienced a significant downtown in connection with the most recent global recession in 2008, and further experienced a downturn in 2020 and again in 2022, which may be prolonged as a result of the economic impact of the COVID-19 pandemic. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Recently, downturns in the semiconductor industry have been attributed to a variety of factors, including the COVID-19 pandemic, ongoing trade disputes among the United States and China, weakness in demand and pricing for semiconductors across applications and excess inventory. Recent downturns have directly impacted our business, as has been the case with many other companies, suppliers, distributors and customers in the semiconductor industry and other industries around the world, and any prolonged or significant future downturns in the semiconductor industry could harm our business. Conversely, significant upturns may suppress customer shipments of royalty-bearing products incorporating our IP solutions due to our customers having limited access to third-party foundry and assembly capacity. In the event of such an upturn, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources, or locate suitable third-party suppliers or other third-party subcontractors to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our business could be harmed.
Our revenue has been concentrated among a small number of licensees and customers, and if we lose any of these customers and fail to replace them, our revenue may decrease substantially.
A significant amount of our revenue is derived from a limited number of customers. As of September 30, 2022, sales to Intel Corporation accounted for 26% of our revenue. We expect that a relatively small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future.
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
Of our annual contract value at September 30, 2022, 32% was derived from customers supplying to the consumer industry, 20% was to customers that supply various systems and components to the automotive industry, 20% was to customers in the AI/ML industry, 8% was to customers supplying large scale cloud and data center customers and 7% was to customers in the network industry.
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
License agreements for our interconnect IP are generally treated as ratable revenue, with revenue being recognized evenly over the license term. However, certain license agreements for our IP interconnect solutions are recognized as point in time revenue, including one agreement resulting in our recognizing revenue of $7.4 million in 2020. The majority of software license agreements for our IP deployment solutions are generally treated as point in time revenue at the start of the license period, so past revenue may not be indicative of the amount of revenue in any future period. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers, or continuing or expanding our relationships with existing customers. However, revenue recognized from licensing arrangements vary significantly from period to period, depending on the number and size of deals closed during a quarter, and is difficult to predict. In addition, as we expand our business into new markets, our licensing deals may be smaller in volume but greater in value in volume, which may further fluctuate our licensing revenue quarter to quarter. Our ability to succeed in our licensing efforts will depend on a variety of factors, including the market positioning, performance, delivery, quality, breadth and depth of our current and future IP interconnect and other solutions as well as our sales and marketing skills. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.
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
Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. In addition, there is significant pressure to maintain low royalty rates in certain markets where the end product may have a low average sales price, such as many consumer electronics products. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products on future or renewal agreements be lower than our historic royalty rates. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates on future or renewal agreements as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease with new or renewed customers, thereby decreasing future anticipated revenue and cash flow. Variable royalty revenue was 5.8% of our revenue for the nine months ended September 30, 2022. Therefore, a significant decrease in our royalty revenue could materially adversely affect our operating results.
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
We have operations and assets in the U.S. as well as foreign jurisdictions, and we prepare our consolidated financial statements in U.S. dollars, but a portion of our earnings and expenditures are denominated in other currencies. We therefore must translate our foreign assets, liabilities, revenue and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar may negatively affect the value of these items in our financial statements. In addition, since many of our sales in foreign jurisdictions are denominated in U.S. dollars, fluctuations in the value of foreign currencies relative to the U.S. dollar may effectively increase the price of our products in the currency of the jurisdiction in which the sale took place and may result in our products becoming too expensive for non-U.S. customers who do not conduct their business in U.S. dollars. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations. If the volume of our international operations increases and foreign currency exchange rates change, the impact to our consolidated statements of operations could be significant and may affect the comparability of operating results. The impact from foreign currency transactions for the nine months ended September 30, 2022 was immaterial. We do not believe a 10% increase or decrease in foreign exchange rates would have resulted in a material impact to our operating results. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in the value of our net foreign currency investment, and our business may be harmed.
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
In addition, even if we are able to consummate acquisitions and enter into joint ventures and other strategic relationships, these transactions and relationships present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs, negatively affect our growth rate and the trading price of our common stock, and may harm our business. In addition, our Magillem acquisition and Transchip investment, as well as any acquisition, investment, joint venture or other strategic transaction that we may enter into in the future, involve a number of additional financial, accounting, managerial, operational, legal, regulatory and other risks, which may include, among others:
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
■We expect to incur integration and startup costs.

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
Our ability to operate and expand our business depends on the availability of adequate capital, which in turn depends on cash flow generated by our business and equity or other applicable financing arrangements. We believe that our cash flow from operations, existing cash and cash equivalents and short-term investments and the net proceeds from our initial public offering will satisfy our anticipated cash requirements for at least the next 12 months. However, we have based this estimate on our current operating plans and expectations, which are subject to change, and cannot assure you that that our existing resources will be sufficient to meet our future liquidity needs. We may require additional capital to respond to business opportunities, challenges, acquisitions or other strategic transactions and/or unforeseen circumstances. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:
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
We seek to protect our proprietary technology and innovations, particularly those relating to the design of our products, through patents, trade secrets and other IP rights. As of September 30, 2022, we had 129 total allowed or issued patents, pending patent applications and non-expired provisional patent applications worldwide. Of these, we had 52 allowed or issued patents, 47 of which are U.S. allowed or issued patents, two of which are allowed or issued China patents, one is a U.K. issued patent, one is a Japan issued patent, and one is a South Korea issued patent. The 52 allowed or issued patents generally expire between 2035 and 2042. As of September 30, 2022, we had 77 pending non-provisional and provisional patent application filings, including 38 in the United States, 18 in Europe, 17 in China, three in South Korea and one in Japan. Maintenance of patent portfolios, particularly outside of the United States, is expensive, and the process of seeking patent protection is lengthy and costly. While we intend to maintain our current portfolio of patents and to continue to prosecute our currently pending patent applications and file future patent applications when appropriate, the value of these actions may not exceed their expense. Existing patents and those that may be issued from any pending or future applications may be subject to challenges, invalidation or circumvention, and the rights granted under our patents may not provide us with meaningful protection or any commercial advantage. In addition, the protection afforded under the patent laws of one country may not be the same as that in other countries. This means, for example, that our right to exclusively commercialize a product in those countries where we have patent rights for that product can vary on a country-by-country basis. We also may not have the same scope of patent protection in every country where we do business.
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
If a third party causes us to discontinue the use of any of our technologies, we could be required to design around those technologies. This could be costly and time consuming and could have an adverse impact on our financial results. Any significant impairments of our IP rights from any litigation we face could harm our business and our ability to compete in our industry.

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
Some of our products and technology, including those we acquire, may include software licensed under open-source licenses. Use and distribution of open-source software, where applicable, may entail greater risks than use of third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. To the extent that our technology may in the future depend upon the successful operation of open-source software, any undetected errors or defects in this open-source software could prevent the deployment or impair the functionality of such technologies and injure our reputation.
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

Cybersecurity threats continue to increase in frequency and sophistication; a successful cybersecurity attack could interrupt or disrupt our information technology systems, or those of our third-party service providers, or cause the loss of confidential or protected data which could disrupt our business, force us to incur excessive costs or cause reputational harm.

Security breaches, computer malware and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers or partners. The size and complexity of our information systems make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. Such attacks are increasing in their frequency, levels of persistence, levels of sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition to unauthorized access to or acquisition of personal data, confidential information, intellectual property or other sensitive information, such attacks could include the deployment of harmful malware and ransomware, and may use a variety of methods, including denial-of-service attacks, social engineering and other means, to attain such unauthorized access or acquisition or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information. Like many other companies, we experience attempted cybersecurity actions on a frequent basis, and the frequency of such attempts could increase in the future. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent or quickly identify service interruptions or security breaches. The techniques used by cybercriminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. We cannot assure that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages or breaches in our systems or those of our third-party services providers or partners. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

We are subject to data protection, privacy and security laws, regulations, standards and other requirements across different markets where we conduct our business. Our actual or perceived failure to comply with such obligations could harm our business.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, regulations, legal requirements, contractual obligations and industry standards regarding security, data protection and privacy and any actual or perceived failure to comply with these requirements, obligations or standards could harm our reputation and business. If we are found to have breached any such laws or regulations in any such jurisdiction, we may be subject to enforcement actions that require us to change our business practices in a manner which may negatively impact our revenue, as well as expose us to litigation, fines, civil and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future.

As part of our business, we collect personal data, and other potentially sensitive and/or regulated data from our customers. In the U.S., numerous federal and state laws and regulations, including data breach notification laws data privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of personal information. For example, California enacted the California Consumer Privacy Act (CCPA) which became operative on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020. The CCPA requires covered companies to, among other things, provide certain disclosures to California consumers about use of personal information, and affords such consumers new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Additionally, the California Privacy Rights Act (CPRA) recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Further, Virginia enacted the Virginia Consumer Data Protection Act, another comprehensive state privacy law, effective January 1, 2023. Colorado also enacted the Colorado Privacy Act, effective July 1, 2023, Connecticut enacted the Connecticut Data Privacy Act, effective July 1, 2023, and Utah enacted the Utah Consumer Privacy Act, effective December 31, 2023. These state privacy laws may increase our compliance costs and potential liability, particularly in the event of a data breach, and could harm our business, including how we use personal information. A number of other proposals exist for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and harm our business.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, the EU General Data Protection Regulation (EU GDPR) and the UK General Data Protection Regulation and the UK Data Protection Act 2018 (UK GDPR) (collectively, the GDPR) include stringent operational requirements for the use of personal data. The EU and UK regimes also include laws which, among other things, require European Economic Area (EEA) member states and the UK to regulate marketing by electronic means and the use of cookies and similar technologies. The GDPR has resulted in, and will continue to result in, significant compliance burdens and costs for companies with customers and/or operations in the EEA and the UK. The GDPR, and national implementing legislation in each member state, imposes a strict data protection compliance regime including: (i) providing detailed disclosures about how personal data is collected and processed; (ii) demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; (iii) granting certain rights for data subjects in regard to their personal data (including transparency, the right to be “forgotten,” right to data portability, right of access, and right to rectification); (iv) obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; (v) imposing limitations on retention of personal data; (vi) maintaining a record of data processing; and (vii) complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, and enforcement notices requiring us to change the way we use personal data or our marketing practices. For example, under the GDPR we may be subject to fines of up to €20 million / £17.5 million or up to 4% of the total worldwide annual group turnover of the preceding financial year (whichever is higher) for major violations. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, reputational harm and a potential loss of business.

We are also subject to European Union rules with respect to cross-border transfers of personal data out of the EEA and the UK. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the UK to the United States. In July 2020, the Court of Justice of the EU (CJEU) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (SCCs). In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for Untied States Signals Intelligence Activities. The CJEU went on to state that if a competent supervisory authority believes that the SCCs cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission has published revised SCCs, which must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised SCCs by December 27, 2022. We will be required to implement the revised applicable standard contractual clauses within the relevant time frames. In addition, the UK’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the UK under the UK GDPR. This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. We will be required to implement the latest UK data transfer documentation for data transfers subject to the UK GDPR, within the relevant time frames. These recent developments may require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to in the U.S. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines.

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

Although we make reasonable efforts to comply with all applicable data protection laws and regulations, our interpretations and such measures may have been or may prove to be insufficient or incorrect. Any failure to comply with any data protection laws and/or regulations that results in a data security breach could require notifications to data subjects and/or owners under federal, state and/or international data breach notification laws and regulations. The effects of any applicable U.S. state, federal and international laws and regulations that are currently in effect or that may go into effect in the future, are significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such laws and regulations. Allegations of non-compliance, whether or not true, could be costly, time consuming, distracting to management, and cause reputational harm. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with one another or inconsistent with our existing data management practices or the features of our products and services. Any actual or perceived failure to comply with these and other data protection and privacy laws and regulations could result in regulatory scrutiny and increased exposure to the risk of litigation or the imposition of consent orders, resolution agreements, requirements to take particular actions with respect to training, policies or other activities, and civil and criminal penalties, including fines, which could harm our business. In addition, we or our third-party service providers could be required to fundamentally change our business activities and practices or modify our products and services, which could harm our or our third-party service providers’ business. Any of the foregoing could result in additional cost and liability to us, damage our reputation, inhibit sales, and harm our business.
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
In July 2021, we submitted a voluntary self-disclosure (VSD) to the BIS, noting potential violations of the EAR. On April 28, 2022, the Office of Export Enforcement of the BIS decided not to refer this matter for criminal or administrative prosecution and closed the matter with the issuance of a warning letter. In our VSD submission, we had identified discrete transactions with two customers, Bada and HiSilicon. We do not provide either customer with products or ongoing support. We have taken and continue to take remedial measures to help prevent similar situations from occurring in the future.
We face risks associated with doing business in China.
For the nine months ended September 30, 2022, we derived 26.4% of our revenue from customers located in China. As a result, the economic, political, legal and social conditions in China could harm our business. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the IP we develop in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Some of the other risks related to doing business in China include:
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

Additionally, on October 7, 2022, the Bureau of Industry and Security issued new export controls related to the Chinese semiconductor manufacturing, advanced computing, and supercomputer industries. The new export controls impose broad end-use and other restrictions on facilities in China that develop or produce semiconductor chips or manufacturing equipment, may impact our ability to license or support our products to entities in or doing business with certain advanced AI or “supercomputer” design companies, foundries and manufacturers of assemblies and components in China. We are still evaluating these complex new rules and are unable to quantitatively estimate any impacts at this time, but such restrictions, and any subsequent restrictions, may have an adverse effect on our business, results of operations, or financial condition. However, we currently anticipate that we may no longer be able to license or support our products to certain companies. Furthermore, increased restrictions on China exports may lead to regulatory retaliation by the Chinese government and possibly further escalate geopolitical tensions, and any such scenarios may adversely impact our business. The prospect of future export controls that are implemented in a similar manner may continue to have an ongoing impact on our business, results of operation, or financial conditions.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of September 30, 2022, we had 33.3 million shares of common stock outstanding.
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
As of September 30, 2022, K. Charles Janac, our President, Chief Executive Officer and Chairman, held voting power over approximately 32% of our outstanding voting stock. Therefore, this stockholder will have the ability to influence us through this ownership position. For example, this stockholder may be able to exercise significant influence over elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise could dilute the ownership and voting power of our other stockholders.
We have 300,000,000 shares of common stock authorized but unissued, based on the number of shares of our common stock outstanding as of September 30, 2022. In addition, our Certificate of Incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our Certificate of Incorporation authorizes us to issue shares of common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock from time to time, for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, an acquisition, an investment, our stock incentive plans or otherwise. Such additional shares of our common stock or such other securities may be issued at a discount to the market price of our common stock at the time of issuance. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. As discussed below, the potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock. Any issuance of such securities could result in substantial dilution to our existing stockholders and cause the market price of shares of our common stock to decline.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arteris, Inc.	8-K	3.1	10-29-2021
3.2	Amended and Restated Bylaws of Arteris, Inc.	8-K	3.2	10-29-2021
4.1	Specimen Stock Certificate evidencing the shares of common stock.	S-1/A	4.1	10-18-2021
10.1	Transchip Share Purchase and Shareholders Agreement				X
10.2	2022 Employment Inducement Award Plan				X
10.3	Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Employment Inducement Award Plan				X
10.4	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Employment Inducement Award Plan				X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).				X

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

Date: November 8, 2022

Arteris, Inc.

By:	/s/ K. Charles Janac
Name:	K. Charles Janac
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nicholas B. Hawkins
Name:	Nicholas B. Hawkins
Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)