Form 10-Q
period 2023-03-31
Arteris, Inc.
filed 2023-05-04
CIK 1667011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of April 27, 2023, there were 35,368,825 shares of the registrant’s common stock outstanding.

Part I - Financial Information
Item 1. Financial Statements
Arteris, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	As of
	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$28,505	$37,423
Short-term investments	32,426	30,728
Accounts receivable, net of allowance of $310 and $250	9,750	7,143
Prepaid expenses and other current assets	5,096	5,818
Total current assets	75,777	81,112
Property and equipment, net	3,313	3,617
Long-term investments	2,458	4,427
Equity method investment	11,063	11,897
Operating lease right-of-use assets	1,932	1,883
Intangibles, net	4,383	4,575
Goodwill	4,218	4,218
Other assets	4,149	3,787
TOTAL ASSETS	$107,293	$115,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,215	$572
Accrued expenses and other current liabilities	9,992	12,095
Operating lease liabilities, current	780	899
Deferred revenue, current	27,794	28,839
Vendor financing arrangements, current	1,161	1,264
Total current liabilities	40,942	43,669
Deferred revenue, noncurrent	22,270	21,840
Operating lease liabilities, noncurrent	1,205	1,009
Vendor financing arrangements, noncurrent	256	448
Deferred income, noncurrent	9,699	9,993
Other liabilities	1,153	1,022
Total liabilities	75,525	77,981
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, par value of $0.001 - 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, par value of $0.001 - 300,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 35,298,223 and 34,625,875 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	35	34
Additional paid-in capital	107,009	103,778
Accumulated other comprehensive income	112	101
Accumulated deficit	(75,388)	(66,378)
Total stockholders' equity	31,768	37,535
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$107,293	$115,516
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue
Licensing, support and maintenance	$11,844	$10,575
Variable royalties and other	1,310	1,180
Total revenue	13,154	11,755
Cost of revenue	1,124	979
Gross profit	12,030	10,776
Operating expenses:
Research and development	11,381	9,456
Sales and marketing	5,005	3,921
General and administrative	4,401	4,015
Total operating expenses	20,787	17,392
Loss from operations	(8,757)	(6,616)
Interest expense	(32)	(20)
Interest and other income (expense), net	908	(61)
Loss before provision for income taxes and loss from equity method investment	(7,881)	(6,697)
Loss from equity method investment, net of tax	(834)	—
Provision for income taxes	295	123
Net loss	$(9,010)	$(6,820)

Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.22)
Weighted average shares used in computing per share amounts, basic and diluted	34,597,839	31,619,706
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Net loss	$(9,010)	$(6,820)
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax	11	—
Comprehensive loss	$(8,999)	$(6,820)
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—December 31, 2022	34,625,875	$34	$103,778	$101	$(66,378)	$37,535
Issuance of common stock for cash upon exercise of stock options	397,697	1	260	—	—	261
Issuance of common stock for settlement of restricted stock units	277,149	—	—	—	—	—
Tax withholding on RSUs settlement	(2,498)	—	(14)	—	—	(14)
Stock-based compensation expense	—	—	2,985	—	—	2,985
Unrealized gains on available-for-sale securities, net of tax	—	—	—	11	—	11
Net loss	—	—	—	—	(9,010)	(9,010)
BALANCE—March 31, 2023	35,298,223	$35	$107,009	$112	$(75,388)	$31,768

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total

BALANCE—December 31, 2021	31,530,682	$31	$91,945	$(81)	$(38,991)	$52,904
Issuance of common stock for cash upon exercise of stock options	125,010	—	90	—	—	90
Issuance of common stock for settlement of restricted stock units	266,693	—	—	—	—	—
Tax withholding on RSUs settlement	(63,965)	—	(824)	—	—	(824)
Stock-based compensation expense	—	—	2,309	—	—	2,309
Net loss	—	—	—	—	(6,820)	(6,820)
BALANCE—March 31, 2022	31,858,420	$31	$93,520	$(81)	$(45,811)	$47,659
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,010)	$(6,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	601	401
Stock-based compensation	2,985	2,309
Operating non-cash lease expense	27	25
Amortization of deferred income	(291)	—
Loss from equity method investment	834	—
Net accretion of discounts on available-for-sale securities	(259)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,607)	5,674
Prepaid expenses and other assets	364	(1,447)
Accounts payable	555	(434)
Accrued expenses and other liabilities	(974)	(1,370)
Deferred revenue	(614)	301
Net cash used in operating activities	(8,389)	(1,361)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(120)	(92)
Purchases of available-for-sale securities	(4,909)	—
Proceeds from maturities of available-for-sale securities	5,450	—
Payments of deferred transaction costs relating to investment in Transchip	—	(191)
Net cash provided by (used in) investing activities	421	(283)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of contingent consideration for business combination	(1,000)	(1,573)
Principal payments under vendor financing arrangements	(192)	(205)
Proceeds from exercise of stock options	256	90
Payments to tax authorities for shares withheld from employees	(14)	—
Payments of deferred offering costs	—	(257)
Net cash used in financing activities	(950)	(1,945)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,918)	(3,589)
CASH AND CASH EQUIVALENTS, beginning of period	37,423	85,825
CASH AND CASH EQUIVALENTS, end of period	$28,505	$82,236

Noncash investing and financing activities:
Operating lease right-of-use assets, exchanged for lease obligations	$297	$—
Purchase of property and equipment through vendor financing	$—	$33
Unpaid deferred transaction costs relating to investment in Transchip	$—	$73
See accompanying notes to unaudited condensed consolidated financial statements.

ARTERIS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.    DESCRIPTION OF BUSINESS
Arteris, Inc. was incorporated in Delaware on April 12, 2004. Arteris, Inc. and its subsidiaries (collectively, the Company or Arteris) develop, license, and support the on-chip interconnect fabric technology used in System-on-Chip (SoC) designs for a variety of devices and in the development and distribution of Network-on-Chip (NoC) interconnect intellectual property (IP). The Company also provides software and services to enable efficient deployment of NoC IP, IP support & maintenance services, professional services and training and on-site support services. The Company is headquartered in Campbell, California and has offices in the United States, France, Japan, South Korea and China.
2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 and the related notes included in the Company’s Form 10-K filed on February 28, 2023 (2022 Form 10-K) with the U.S. Securities and Exchange Commission (SEC). The December 31, 2022 condensed consolidated balance sheet was derived from the audited consolidated financial statements as of that date. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the unaudited condensed consolidated financial statements.
The operating results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Arteris, Inc. and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated.
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to, among others, revenue recognition, the useful lives of assets, assessment of recoverability of property, plant and equipment, fair value of investments, impairment of the equity method investment, fair values of goodwill and other intangible assets, including impairments, leases, allowances for doubtful accounts, deferred tax assets and related valuation allowance, stock-based compensation, potential reserves relating to litigation and tax matters, collectability of certain receivables, fair value and amortization of deferred income, as well as other accruals or reserves. Actual results could differ from those estimates and such differences may be material to the unaudited condensed consolidated financial statements.

Concentrations of Credit Risk
Financial instruments that potentially subject us to concentration of credit risk consist of cash and cash equivalents, investments and accounts receivable. Cash is currently held in three financial institutions that the Company believes are creditworthy. Cash held at these financial institutions generally exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institution holding its cash, cash equivalents, and investments to the extent recorded in the balance sheet. The Company has not experienced any losses to date related to these concentrations.
The Company’s accounts receivable are derived principally from revenue earned from customers located in Americas, Europe, Middle East and Asia Pacific regions.
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	As of
	March 31, 2023	December 31, 2022
Customer A	15%	—%
Customer B	11%	—%
Customer C	—%	32%
Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended March 31,
	2023	2022
Customer D	11%	20%
Customer C	10%	17%
Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2023 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2022.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
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

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires a buyer in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the buyer should disclose qualitative and quantitative information about its supplier finance programs. The amendments in this update do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance program. The guidance is effective for fiscal years beginning after December 15, 2022, except for the amendment on rollforward information which is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company considered key terms of the current vendor financing arrangements and concluded that the current vendor financing arrangements did not have any of the characteristics which would require additional disclosures. As a result, the adoption of the new guidance did not have an impact on the Company’s consolidated financial statements and related disclosures. See Note 10 for disclosures on the Company’s vendor financing arrangements.
3.    REVENUE
Disaggregated Revenue
The following table shows revenue by product and services groups (in thousands):

	Three Months Ended March 31,
	2023	2022
Licensing, support and maintenance	$11,844	$10,575
Variable royalties	1,290	984
Other	20	196
Total	$13,154	$11,755
Contract Balances
The following table provides information about accounts receivable, net, contract assets and deferred revenue (in thousands):

	As of
	March 31, 2023	December 31, 2022
Accounts receivable, net	$9,750	$7,143
Contract assets	$1,014	$1,180
Deferred revenue	$50,064	$50,679
The Company recognized revenue of $8.6 million and $7.4 million for the three months ended March 31, 2023 and 2022, respectively, that was included in the deferred revenue balance at the beginning of the respective periods. Contract assets are included in prepaid expenses and other current assets and other assets on the condensed consolidated balance sheets.
As of March 31, 2023, non-cancelable contracted but unsatisfied or partially satisfied performance obligations that have not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenues in future periods is $56.4 million, of which $29.7 million is expected to be recognized over the next 12 months and the remainder thereafter. The Company has elected to exclude the potential future royalty receipts from this amount.

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

	As of
	March 31, 2023	December 31, 2022
Short-term commission capitalized in prepaid expenses and other current assets	$2,646	$2,636
Long-term commission capitalized in other assets	1,506	1,535
Total	$4,152	$4,171
Amortization of capitalized sales commissions was $0.9 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively and are included in sales and marketing expense in the condensed consolidated statements of loss.
4.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(9,010)	$(6,820)
Denominator:
Weighted-average shares outstanding - basic and diluted	34,597,839	31,619,706
Net loss per share, basic and diluted	$(0.26)	$(0.22)
Since the Company was in a loss position for all periods presented, the diluted earnings per share is equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.
The following table summarizes the potentially dilutive securities that were excluded from the calculation of diluted earnings per share because they would be anti-dilutive:

	As of
	March 31, 2023	March 31, 2022
Stock options	3,075,452	5,117,627
Restricted stock units	6,143,289	3,943,138
Restricted common shares issued for business combination (see Note 12)	331,574	—
Total	9,550,315	9,060,765

5.    INVESTMENTS
The following tables summarize the fair value and amortized cost of the Company’s cash equivalents and available-for-sale securities by major security type (in thousands):

	As of March 31, 2023
	Amortized Cost	Unrealized Gains/(Losses)	Aggregate Fair Value
Assets:
Money market funds	$25,181	$—	$25,181
Commercial paper	3,163	(2)	3,161
Corporate bonds	4,735	(9)	4,726
U.S. government agency securities	18,094	(32)	18,062
U.S. treasury securities	8,934	1	8,935
Total financial assets	$60,107	$(42)	$60,065

	As of December 31, 2022
	Amortized Cost	Unrealized Losses	Aggregate Fair Value
Assets:
Money market funds	$30,428	$—	$30,428
Commercial paper	2,604	(1)	2,603
Corporate bonds	5,717	(10)	5,707
U.S. government agency securities	18,508	(40)	18,468
U.S. treasury securities	8,379	(2)	8,377
Total financial assets	$65,636	$(53)	$65,583
The maturity dates of the Company’s investments are as follows (in thousands):

March 31, 2023
Less than one year	$57,607
1-2 years	2,458
Total	$60,065

December 31, 2022
Less than one year	$61,156
1-2 years	4,427
Total	$65,583
All unrealized losses on available-for-sale securities have been in such position for less than one year as of March 31, 2023 and December 31, 2022. There were no credit losses of available-for-sale securities during the three months ended March 31, 2023.
6.    FAIR VALUE MEASUREMENTS
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Equity method investments, and certain non-financial assets, such as intangible assets are remeasured at fair value only if an impairment or observable price adjustment is recognized in the current period.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include vendor financing arrangements. The carrying value of the vendor financing agreements was $1.4 million and $1.7 million as of March 31, 2023 and December 31, 2022, respectively. The Company’s vendor financing arrangements are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon the Company’s incremental borrowing rate. The estimated fair values of these financial instruments approximate their carrying values.
Financial Instruments Recorded at Fair Value on a Recurring Basis
The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of
	March 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$25,181	$—	$—	$25,181
Total cash equivalents	25,181	—	—	25,181
Short-term investments:
Commercial paper	—	3,161	—	3,161
Corporate bonds	—	3,971	—	3,971
U.S. government agency securities	—	16,359	—	16,359
U.S. treasury securities	—	8,935	—	8,935
Total short-term investments	—	32,426	—	32,426
Long-term investments:
Corporate bonds	—	755	—	755
U.S. government agency securities	—	1,703	—	1,703
Total long-term investments	—	2,458	—	2,458
Total financial assets	$25,181	$34,884	$—	$60,065

	As of
	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$30,428	$—	$—	$30,428
Total cash equivalents	30,428	—	—	30,428
Short-term investments:
Commercial paper	—	2,603	—	2,603
Corporate bonds	—	3,971	—	3,971
U.S. government agency securities	—	15,777	—	15,777
U.S. treasury securities	—	8,377	—	8,377
Total short-term investments	—	30,728	—	30,728
Long-term investments:
Corporate bonds	—	1,736	—	1,736
U.S. government agency securities	—	2,691	—	2,691
Total long-term investments	—	4,427	—	4,427
Total financial assets	$30,428	$35,155	$—	$65,583
Money market funds are highly liquid investments and are actively traded. The fair value is based on quoted prices for identical assets in active markets and therefore classified as Level 1 of the fair value hierarchy.
The Company’s other investments are considered Level 2 financial instruments as their fair values are determined using inputs that are directly or indirectly observable in active or less active markets. There were no transfers between levels during the three months ended March 31, 2023.

7.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets, net
Intangible assets, net consisted of the following as of March 31, 2023 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$3,090	$(843)	$2,247
Customer relationships	1,830	(344)	1,486
IPR&D	500	—	500
Trade name and other	150	—	150
Total intangibles	$5,570	$(1,187)	$4,383
Intangible assets, net consisted of the following as of December 31, 2022 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$3,090	$(708)	$2,382
Customer relationships	1,830	(287)	1,543
IPR&D	500	—	500
Trade name and other	150	—	150
Total intangibles	$5,570	$(995)	$4,575
Amortization expense of intangible assets was $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.
The expected future amortization expense of these intangible assets as of March 31, 2023 is as follows (in thousands):

Fiscal year ending December 31,
Remainder of 2023	$575
2024	767
2025	739
2026	427
2027	427
Thereafter	798
Total future amortization expense	$3,733
Goodwill
As of March 31, 2023 and December 31, 2022, goodwill was $4.2 million. No goodwill impairments were recorded during the three months ended March 31, 2023 and 2022.

8. ACQUISITION
Semifore Acquisition
On December 27, 2022, the Company acquired 100% of the issued and outstanding equity securities (the Acquisition) of Semifore, Inc. (Semifore), provider of hardware software interface (HSI) technology. Semifore technologies are used to effectively design, verify, document, and help in the validation of the hardware-software integration that is used in the SoC complex chip market. The addition of Semifore technologies and team expertise augments Arteris System IP and IP deployment automation to further enhance software control of the IP and SoC hardware. The Acquisition closed on December 27, 2022 and has been accounted for in accordance with the acquisition method of accounting for business combinations with the Company as the accounting acquirer.
The consideration transferred for the acquisition was $3.1 million. The Company recorded $1.4 million for developed technology intangible assets with an estimated useful life of seven years and $0.7 million for customer relationships intangible assets with an estimated useful life of eight years.
In connection with the acquisition, key employees and former owners of Semifore were issued a total of 663,143 shares of the Company’s common stock and obtained the right to additional cash payment totaling $1.8 million. Out of the 663,143 shares issued, 331,569 shares of common stock vested as of the closing date and the remaining 331,574 shares and $1.8 million cash payment will vest on the first and third anniversary of the closing date if certain key employees continue to be employed by the Company. These contingent cash payments and equity awards have been accounted for separately from the business combination and will be recognized by the Company as compensation costs in the subsequent periods as related services are provided. The Company recognized $0.3 million as compensation expense during the three months ended March 31, 2023.
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
The Company incurred $0.5 million acquisition-related expenses, which were recorded as general and administrative expenses in the consolidated statements of income (loss) for the year ended December 31, 2022.
The Acquisition did not have a material impact on the Company’s condensed consolidated financial statements; therefore, historical and proforma disclosures have not been presented.

9.    LEASES
The Company leases its offices at various locations under noncancelable operating lease agreements expiring at various dates through 2032. Under the terms of these agreements, the Company also bears the costs for certain insurance, property tax, and maintenance. The terms of certain lease agreements provide for increasing rental payments at fixed intervals.
Total operating lease related costs were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$274	$273
Short-term lease cost	79	133
Total lease cost	$353	$406
The weighted-average remaining term of the Company’s operating leases was 3.9 years and 3.1 years as of March 31, 2023 and December 31, 2022, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 10.0% and 7.5% as of March 31, 2023 and December 31, 2022, respectively. Cash payments made related to operating lease liabilities were $0.3 million for both the three months ended March 31, 2023 and 2022.
Maturities of operating lease liabilities as of March 31, 2023 were as follows (in thousands):

Fiscal year ending December 31,
Remainder of 2023	$773
2024	501
2025	331
2026	265
2027	265
Thereafter	211
Total undiscounted cash flows	$2,346
Less: imputed interest	(361)
Present value of lease liabilities	$1,985

Operating lease liabilities, current	$780
Operating lease liabilities, non-current	1,205
Total lease liabilities	$1,985
10.    BORROWINGS
Vendor financing arrangements—The Company has various vendor financing arrangements with extended payment terms on the purchase of software licenses and equipment. In order to determine the present value of the commitments, the Company used an imputed interest rate of 10.0%, which is an estimate based on the Company’s collateralized borrowing rate.
Vendor financing arrangements as of March 31, 2023 were as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2023	$936
2024	556
Total undiscounted cash flows	$1,492
Less: Imputed interest	(75)
Present value of vendor financing arrangements	$1,417

Vendor financing arrangements, current	$1,161
Vendor financing arrangements, noncurrent	256
$1,417

Interest expense from vendor financing arrangements was less than $0.1 million for both the three months ended March 31, 2023 and 2022.
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
The Company has incurred no actual payment obligations from these above-noted indemnification provisions and director and officer indemnity agreements for three months ended March 31, 2023 and 2022 and the condensed consolidated financial statements do not include liabilities for any potential indemnity-related obligations as of March 31, 2023 and December 31, 2022.
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
In December 2022, the Company received notice of a complaint filed against the Company and two other defendants that are entities in the semiconductor industry by Network System Technologies, LLC in the United States District Court for the Western District of Texas, and two additional complaints were filed in the Eastern District of Texas against certain companies, including some customers of the Company, asserting among other things patent infringement relating to the Company’s technology and seeking damages and injunctive relief. The Company intends to vigorously defend itself in respect to these complaints and anticipates an increase in legal expenses to do so.
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

The Company has no other material contractual noncancelable commitments as of March 31, 2023 and December 31, 2022.
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
2021 Stock Plan
The Company adopted the 2021 Incentive Award Plan (the 2021 Plan) effective October 26, 2021. The 2021 Plan provides for a variety of stock-based compensation awards, including stock options, SARs, restricted stock awards, RSUs, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash based awards.
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
2021 Employee stock purchase plan
The Company adopted the 2021 Employee Stock Purchase Plan (the 2021 ESPP) effective on October 26, 2021. The 2021 ESPP would enable eligible employees of the Company to purchase shares of common stock at a discount to fair market value. As of March 31, 2023, there had been no offering period under the ESPP.
2022 Employment Inducement Incentive Plan
The Company adopted the 2022 Employment Inducement Incentive Plan (the 2022 Inducement Plan) effective November 3, 2022, pursuant to which it reserved 2,000,000 shares of its common stock. The 2022 Inducement Plan provides for a variety of stock-based compensation awards, including stock options, SARs, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash based awards. Awards under the 2022 Inducement Plan can only be made to newly hired employees.
Shares Available for Future Grant
Shares available for future grant consisted of the following:

As of
March 31, 2023
Shares available for future grant under the 2021 Plan	4,581,516
Shares available for future grant under the 2021 ESPP	1,268,564
Shares available for future grant under the 2022 Inducement Plan	1,228,680
The Company issues new shares upon a share option exercise or release of restricted stock units.

Stock Options
The following table summarizes the stock option activities under the Company’s 2016 Plan:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($'000s)

BALANCE—December 31, 2022	3,542,836	$1.08	6.17	$11,416
Exercised	(397,697)	$0.66
Canceled	(69,687)	$1.67
BALANCE—March 31, 2023	3,075,452	$1.12	6.18	$9,571
Options vested and exercisable—March 31, 2023	2,503,254	$1.01	5.93	$8,066
The aggregate intrinsic value of the options exercised for the three months ended March 31, 2023 and 2022 was $2.0 million and $1.6 million, respectively. The total grant-date fair value of options vested was $0.1 million for both the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, there was $0.3 million of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.6 years.
The Company had no stock option grants during the three months ended March 31, 2023.
Restricted Stock Units and Awards
The following table summarizes the restricted stock unit activities under the Company’s 2016 and 2021 Plan and the 2022 Inducement Plan:

	Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested—December 31, 2022	5,619,013	$7.24
Granted	1,050,858	$5.00
Vested	(277,149)	$7.78
Canceled	(249,433)	$6.54
Unvested—March 31, 2023	6,143,289	$6.86
The total grant-date fair value of restricted stock units vested was $2.2 million and $1.1 million during the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, there was $40.6 million of unamortized stock-based compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 3.1 years.
Restricted Common Stock
In connection with the Semifore Acquisition (see Note 8), the Company issued 331,574 shares of common stock that will vest on the first and third anniversary of the closing of the Acquisition contingent on the continued employment of certain key employees. As of March 31, 2023, 331,574 shares of common stock remain unvested. These shares had a grant date fair value of $1.3 million based on the closing stock price on the acquisition date. The Company will recognize total compensation cost of $1.3 million to be amortized on a straight-line basis over the total vesting period of three years. As of March 31, 2023, the total unamortized compensation cost was $1.2 million.

Stock-based Compensation
Stock-based compensation expense is recorded on a departmental basis, based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s condensed consolidated statements of loss (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$83	$96
Research and development	1,429	1,144
Sales and marketing	685	271
General and administrative	788	798
Total stock-based compensation	$2,985	$2,309
During the three months ended March 31, 2023, the Company recognized $0.1 million as stock-based compensation expense for common stock issued as part of the Semifore Acquisition.
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
The license agreement provides Transchip the right to software licenses, services, software updates and technical support. On the closing date, the license agreement including the support and maintenance services to be provided to Transchip was valued to be $11.6 million, which was recorded as deferred income and will be recognized as interest and other income (expense), net over a period of ten years on a straight line basis after delivery of the license. The license was delivered to Transchip on September 2, 2022. For the three months ended March 31, 2023, the Company recognized income of $0.3 million for the license agreement.
The Company’s ownership interest of Transchip’s common stock was 35.0% on a fully diluted basis as of March 31, 2023. The Company accounts for its common stock investment in Transchip as an equity method investment as it does not control but has significant influence over operating and financing policies of Transchip. Transchip is the Company’s only equity method investment.
As of March 31, 2023, the carrying value of the investment in Transchip was $11.1 million. There was no significant difference between the Company’s carrying value of the investment in Transchip and its share of underlying equity in net assets of Transchip. The Company’s loss from its proportionate share of its equity method investment in Transchip was $0.8 million for the three months ended March 31, 2023. The Company concluded that there were no indicators of impairment related to the Company’s equity method investment in Transchip as of March 31, 2023.

14. INCOME TAXES
The Company’s effective tax rate was (3.4)% and (1.8)% for the three months ended March 31, 2023 and 2022, respectively. The Company’s income tax provision was $0.3 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. The change in forecasted foreign withholding tax, changes in the geographic mix of worldwide earnings which are taxed at different rates, and the impact of losses in jurisdictions with full valuation allowances, has resulted in an increase in the income tax provision for the period ended March 31, 2023 compared to the period ended March 31, 2022.
The Company’s management continuously evaluates the need for a valuation allowance and, as of March 31, 2023, concluded that a full valuation allowance on its federal, state, and certain foreign jurisdictions deferred tax assets was still appropriate.
As of March 31, 2023 and 2022, the Company’s gross liability for unrecognized tax benefits was $2.6 million and $3.1 million, respectively. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2023 and 2022, the Company had no accrued interest or penalties related to its unrecognized tax benefits. If any unrecognized tax benefits are realized, it would not result in any income tax benefit as the Company currently has a full valuation allowance against the deferred tax assets in which there is currently an uncertain tax benefit.
15. RELATED PARTY TRANSACTIONS
The Company defines related parties as directors, executive officers, nominees for director, stockholders that have significant influence over the Company, or are a greater than 10% beneficial owner of the Company’s capital and their affiliates or immediate family members.
In November 2020, the Company entered into a lease agreement with Isabelle Geday, a member of the Board of Directors. The lease payments were less than $0.1 million for both the three months ended March 31, 2023 and 2022. In addition, the Company signed a consulting agreement with Ms. Geday on December 1, 2021, which was subsequently assigned to Magillem Design Services S.A., effective January 10, 2022. Prior to signing the consulting agreement, Ms. Geday was paid as an executive employee of the Company from December 1, 2020 through November 30, 2021. As a consultant, Ms. Geday will provide services for an initial three-year term and is eligible to receive $26,445 per month for the first 12 months of the consulting term and $19,445 per month for the remaining 24 months of the consulting term. For the three months ended March 31, 2023, the Company paid Ms. Geday $0.1 million for consulting services. Lastly, the 455,000 stock options and 62,200 RSUs granted in connection with Ms. Geday’s prior employment continue to vest.
In December 2022, the Company entered into a three-month non-exclusive evaluation license agreement with Transchip. Under the agreement, the Company licensed certain technology products for no licensing fee. In March 2023, the Company entered into an amendment to extend the non-exclusive license agreement by three months for no licensing fee. See Note 13 for additional discussion on the Company’s transactions with Transchip.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included under Part I, Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2022 included in the 2022 Form 10-K. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the heading “Risk Factors” in this Quarterly Report on Form 10-Q. Please also see the section under the heading “Cautionary Note Regarding Forward-Looking Statements” in the 2022 Form 10-K.

Unless the context otherwise requires, all references in this report to “we,” “us,” “our,” the “Company,” and “Arteris” refer to Arteris, Inc. and its subsidiaries.
Overview
We are a leading provider of System IP, including interconnect and other intellectual property, (collectively, IP) technology that connects client IP blocks such as processors, memories, artificial intelligence/machine learning (AI/ML) accelerators, graphics subsystems, safety and security and other input/output (I/Os) subsystems via multiple Network-on-Chips (NoCs) in order for our customers to create System-on-Chips (NoC) (SoCs) semiconductors faster, better, and at a lower cost. Our products enable our customers to deliver increasingly complex SoCs that not only process data but are also able to make decisions. Growth in the total addressable market for our solutions is being driven by the addition of more processors, channels of memory access, machine learning sections, chiplets, additional I/O interface standards and other subsystems within SoCs. The growth in the numbers of these connected on-chip subsystems place an increasing premium on the interconnect IP capability to move data inside complex SoCs. We believe this increase in SoC complexity is creating a significant opportunity for sophisticated System IP solutions which incorporate NoC interconnect IP, IP deployment software and NoC interface IP (consisting of peripheral data transport IP and control plane networks connected to NoC interconnect IPs).
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
As of March 31, 2023, we had 243 full-time employees and offices in eight locations in the United States, France, China, South Korea and Japan. For the three months ended March 31, 2023, we generated revenue of $13.2 million, net loss of $9.0 million, and net loss per share, basic and diluted of $0.26. As of March 31, 2023, we had Annual Contract Value (as defined below) of $51.4 million. During the three months ended March 31, 2023, we added six net new Active Customers (as defined below) and our customers had 22 Confirmed Design Starts (as defined below).
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

License Agreements with New and Existing Customers
Our ability to generate revenue from new license agreements, and the timing of such revenue, is subject to a number of factors, risks and contingencies. For new products, the time from initial development until we generate license revenue can be lengthy, typically between one and three years. In addition, because the selection process by our customers is typically lengthy and market requirements and alternative solutions available to customers for IP-based products change rapidly, we may be required to incur significant research and development expenditures in pursuit of new products over extended, multiyear periods of time with no assurance that our solutions will be successfully developed or ultimately selected by our customers. While we make efforts to observe market demand and market need trends, we cannot be certain that our investment in developing and testing new products will generate an adequate rate of return in the form of fees, royalties or other revenues, or any revenues. Moreover, the customer acquisition process has a typical duration of six to nine months; following this, a customer’s chip design cycle is typically between one to three years and may be delayed due to factors beyond our control, which may result in our customer’s product not reaching the market until long after we entered into a contract with such customer. Customers typically start shipping their products using our interconnect IP solutions between one to five years following completion of their product design, known as mass production, at which point we start to receive royalties; this lasts for up to seven years depending on the market segment. Any significant delay in the ramp-up of volume production of the customer’s products into which our product is designed could adversely affect our business due to delayed or significantly reduced revenues. Further, because the average selling prices (ASPs) of our products may decline over time, we consider new license agreements and new product launches to be critical to our future success and anticipate that for our newer products, we are and will remain highly dependent on market demand timing and revenue from new license agreements.
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
Terms of our Agreements with Customers
Our revenue from period to period can be impacted by the terms of the agreements we enter into with our customers. For example, in recent periods we have structured certain agreements with customers that include substantial up-front licensing payments. As a result of how these contracts are structured and the revenue is recognized, our revenue in the three months ended March 31, 2023 may not be comparable to future periods if we do not enter into similar contractual agreements. Further, a meaningful percentage of our revenue is generated through royalty payments. Because the time between a new license agreement win and the customer’s end product being sold can be substantial, with sales of the end product being subject to a number of factors outside our control, our revenue from royalties is difficult to predict. As a result of the foregoing, revenue may fluctuate significantly from period to period and any increase or decrease in such revenue may not be indicative of future period-to-period increases or decreases.
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
Impact of Operating Globally
We believe our products’ global footprint provides us with the opportunity to enter new markets and accelerate our growth. For three months ended March 31, 2023, 65.3% of our revenue was derived from sales to customers outside of the United States and 29.0% of our revenue was derived from customers located in China. For 2022, 59.3% of our revenue was derived from sales to customers outside of the United States and 28.8% of our revenue was derived from customers located in China. While we believe operating internationally has beneficially impacted our results of operations, we are subject to inherent risks attributed to operating in a global economy. Further, our international operations have been, and may in the future continue to be, subject to restrictive government regulations. For example, U.S. export regulations, including regulations announced October 7, 2022 that impose broad end-use and other restrictions on doing business with certain customers and facilities in China that develop or produce semiconductor chips or manufacturing equipment, may limit or adversely impact our ability to license or support our products to entities in or doing business with certain advanced AI or “supercomputer” design companies, foundries and manufacturers of assemblies and components in China. As a result of these restrictions, we may face challenges to maintain our revenue and our revenue may decrease.
Cyclical Nature of the Semiconductor Industry
The semiconductor industry in which our customers operate is highly cyclical and is characterized by increasingly rapid technological change, product obsolescence, competitive pricing pressures, evolving standards, short product life cycles and fluctuations in product supply and demand. New technology may result in sudden changes in system designs or platform changes that may render some of our IP solutions obsolete and require us to devote significant research and development resources to compete effectively. Periods of rapid growth and capacity expansion are occasionally followed by significant market corrections in which our customers’ sales decline, inventories accumulate, and facilities go underutilized. During an expansion cycle, we may increase research and development hiring to add to our product offerings or spend more on sales and marketing to acquire new customers, such as during the recent cycle of expansion in which we increased the number of our engineers significantly. During periods of slower growth or industry contractions, our sales generally suffer due to a decrease in customers’ Confirmed Design Starts or in sales of our customers’ products.
COVID-19 Impact
The duration and extent of the COVID-19 pandemic already had an adverse effect on the global economy and the lasting effects of the pandemic continue to be unknown. In response to the COVID-19 pandemic, the measures implemented by various authorities have caused us to change our business practices, including those related to where employees work, the distance between employees in our facilities, limitations on in-person meetings between employees and with customers, suppliers, service providers and stakeholders, as well as restrictions on business travel to domestic and international locations and to attend trade shows, technical conferences and other events. Although we have experienced, and may continue to experience, some impact on certain parts of our business as a result of governmental restrictions and other measures to mitigate the spread of COVID-19, our results of operations, cash flows and financial condition were not materially adversely impacted the three months ended March 31, 2023.

We are unable to accurately predict the full impact that COVID-19 will have on our future results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of any future pandemics and containment measures. Although we expect most of our employees to return to physical offices, the nature and extent of that return is uncertain and differs among jurisdictions. For additional details, see the section titled “Risk Factors—Our business has been, and may continue to be, adversely affected by health epidemics, pandemics and other outbreaks of infectious disease, including the current COVID-19 pandemic.”
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
Annual Contract Value
We define Annual Contract Value (ACV) for an individual customer agreement as the total fixed fees under the agreement divided by the number of years in the agreement term. Our total ACV is the aggregate ACVs for all our customers as measured at a given point in time. Total fixed fees include licensing, support and maintenance and other fixed fees under IP licensing or software licensing agreements but exclude variable revenue derived from licensing agreements with customers, particularly royalties. ACV was $51.4 million and $49.6 million as of March 31, 2023 and 2022, respectively. In addition, total ACV and trailing-twelve-months royalties and other revenue was $54.8 million and $52.8 million as of March 31, 2023 and 2022, respectively. We monitor ACV to measure our success and believe the increase in the number shows our progress in expanding our customers’ adoption of our platform.
Active Customers and Customer Retention
We define Active Customers as customers who have entered into a license agreement with us that remains in effect. The retention and expansion of our relationships with existing customers are key indicators of our revenue potential. We added six and seven net new Active Customers during the three months ended March 31, 2023 and 2022, respectively. Our annual average customer retention rate was 98% from March 31, 2022 to March 31, 2023. ACV fluctuates due to a number of factors, including the timing, duration and dollar amount of customer contracts.
Confirmed Design Starts
We define Confirmed Design Starts as when customers confirm their commencement of new semiconductor designs using our interconnect IP and notify us. Confirmed Design Starts is a metric management uses to assess the activity level of our customers in terms of the number of new semiconductor designs that are started using our interconnect IP in a given period. Our interconnect IP and NoC interface IP customer base started a total of 22 and 19 designs during the three months ended March 31, 2023 and 2022, respectively. We believe that the number of Confirmed Design Starts is an important indicator of the growth of our business and future royalty revenue trends.
Remaining Performance Obligations
We define Remaining Performance Obligations (RPO) as the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and unbilled cancelable and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.

The RPO amount is intended to provide visibility into future revenue streams. We expect RPO to fluctuate up or down from period to period for several reasons, including amounts, timing, and duration of customer contracts, as well as the timing of billing cycles for each contract. Our RPO was $57.3 million and $60.5 million as of March 31, 2023 and 2022, respectively.
Components of Our Results of Operations
Revenue: Our revenue is primarily derived from licensing intellectual property, licensing software, support and maintenance services, professional services, training services, and royalties. Our agreements often include other service elements including training and professional services which were immaterial for the three months ended March 31, 2023 and 2022, respectively.
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

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Total revenue	$13,154	$11,755
Cost of revenue (1)	1,124	979
Gross profit	12,030	10,776
Operating expenses:
Research and development (1)	11,381	9,456
Sales and marketing (1)	5,005	3,921
General and administrative (1)	4,401	4,015
Total operating expenses	20,787	17,392
Loss from operations	(8,757)	(6,616)
Interest expense	(32)	(20)
Interest and other income (expense), net	908	(61)
Loss before provision for income taxes and loss from equity method investment	(7,881)	(6,697)
Loss from equity method investment, net of tax	(834)	—
Provision for income taxes	295	123
Net loss	$(9,010)	$(6,820)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Cost of revenue	$83	$96
Research and development	1,429	1,144
Sales and marketing	685	271
General and administrative	788	798
Total stock-based compensation	$2,985	$2,309

The following table summarizes our results of operations as a percentage of total revenue for each of the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
	(as a percentage of total revenue)
Total revenue	100%	100%
Cost of revenue	9	8
Gross profit	91	92
Operating expenses:
Research and development	87	80
Sales and marketing	38	34
General and administrative	33	34
Total operating expenses	158	148
Loss from operations	(67)	(56)
Interest expense	—	—
Interest and other income (expense), net	7	(1)
Loss before provision for income taxes and loss from equity method investment	(60)	(57)
Loss from equity method investment, net of tax	(6)	—
Provision for income taxes	2	1
Net loss	(68)%	(58)%
Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Licensing, support and maintenance	$11,844	$10,575	$1,269	12%
Variable royalties	1,290	984	306	31%
Other	20	196	(176)	(90)%
Total	$13,154	$11,755	$1,399	12%
Revenue from licensing, support and maintenance increased $1.3 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to the addition of new customers.
Cost of revenue

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Cost of revenue	$1,124	$979	$145	15%
Cost of revenue increased, $0.1 million, or 15%, to $1.1 million for the three months ended March 31, 2023, from $1.0 million for the three months ended March 31, 2022. The increase in cost of revenue was primarily due to higher FAE employee-related expenses.

Operating expenses

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Research and development	$11,381	$9,456	$1,925	20%
Sales and marketing	5,005	3,921	1,084	28%
General and administrative	4,401	4,015	386	10%
Total operating expenses	$20,787	$17,392	$3,395	20%
Research and development expenses
R&D expenses increased, $1.9 million, or 20%, to $11.4 million for the three months ended March 31, 2023 from $9.5 million for the three months ended March 31, 2022. The increase in R&D expenses was due to higher employee-related costs of $1.4 million, including higher stock-based compensation expense of $0.3 million primarily related to new grants in 2022, as a result of an increase in engineering headcount to support our continued growth and investment in our interconnect technology and IP deployment software. In addition, we incurred higher depreciation expense of R&D equipment of $0.2 million and a recognized lower R&D tax credit of $0.2 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Sales and marketing expenses
S&M expenses increased, $1.1 million, or 28%, to $5.0 million for the three months ended March 31, 2023 from $3.9 million for the three months ended March 31, 2022. The increase in S&M expenses was primarily due to higher employee-related costs, including sales commissions, of $0.3 million mainly driven by increased headcount to support growth of our business, higher stock-based compensation expense of $0.4 million primarily related to new grants in 2022, and higher professional fees of $0.2 million.
General and administrative expenses
G&A expenses increased, $0.4 million, or 10%, to $4.4 million for the three months ended March 31, 2023 from $4.0 million for the three months ended March 31, 2022. The increase in G&A expenses was primarily due to higher professional fees of $0.4 million driven by legal expenses related to our intellectual property litigation.
Interest expense

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Interest expense	$(32)	$(20)	$(12)	60%
Interest expense remained relatively flat for the three months ended March 31, 2023 and compared to the three months ended March 31, 2022.

Interest and other income (expense), net

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Interest and other income (expense), net	$908	$(61)	$969	*
* Not meaningful
Interest and other income (expense), net increased, $1.0 million, to an income of $0.9 million for the three months ended March 31, 2023 from an expense of $0.1 million for the three months ended March 31, 2022. The increase in interest and other income (expense), net was primarily due to higher interest rates on cash balances and interest income earned on our available-for-sale investments.
Loss from equity method investment

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Loss from equity method investment	$(834)	$—	$(834)	*
* Not meaningful
Loss from equity method investment was $0.8 million for the three months ended March 31, 2023, compared to zero for the three months ended March 31, 2022, representing our share of Transchip’s net loss during the fourth quarter of 2022 that we record on a one-quarter lag.
Provision for income taxes

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Provision for income taxes	$295	$123	$172	140%
The provision for income taxes was $0.3 million for the three months ended March 31, 2023 compared to $0.1 million for the three months ended March 31, 2022. The increase in our income tax expense was due to a change in the forecasted geographic mix of worldwide earnings which are taxed at different statutory tax rates, the impact of losses in jurisdictions which have full valuation allowances, and changes in current year foreign withholding taxes. Foreign withholding taxes are generally assessed on gross revenue generated, rather than pre-tax income, in certain countries in which the Company does not file an income tax return.
Liquidity and Capital Resources
Since inception, we have financed operations primarily from payments received from our customers, the net proceeds from the sale of our common stock in the IPO as well as the net proceeds from the private issuance of our convertible preferred stock and common stock. As of March 31, 2023, we had $60.9 million in cash and cash equivalents and short-term investments of which $2.5 million was held by our foreign subsidiaries.
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

Cash Flows
The following table summarizes changes in our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(8,389)	$(1,361)
Net cash provided by (used in) investing activities	$421	$(283)
Net cash used in financing activities	$(950)	$(1,945)
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
For the three months ended March 31, 2023, net cash used in operating activities was $8.4 million primarily due to our net loss of $9.0 million, adjusted for non-cash charges of $3.9 million and $3.3 million changes in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $3.0 million, loss from our equity method investment of $0.8 million and depreciation and amortization of $0.6 million, partially offset by amortization of deferred income of $0.3 million and net accretion of discounts on available-for-sale securities of $0.3 million. The drivers of the changes in operating assets and liabilities were a $0.6 million increase in accounts payable and a $0.4 million decrease in prepaid expense and other current assets, partially offset by a $2.6 million increase in accounts receivable, a $1.0 million decrease in accrued expenses and other current liabilities and a $0.6 million decrease in deferred revenue.
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
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 was $0.4 million primarily attributable to purchases of property and equipment and available-for-sale securities, partially offset by proceeds from maturities of available-for-sale securities.
Net cash used in investing activities for the three months ended March 31, 2022 was $0.3 million primarily attributable to payments of deferred transaction costs relating to investment in Transchip and purchases of property and equipment to support our office facilities.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2023 was $1.0 million, primarily attributable to payments of contingent consideration for business combination of $1.0 million.
Net cash used in financing activities for the three months ended March 31, 2022 was $1.9 million, primarily attributable to payments of contingent consideration for business combination of $1.6 million.

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
There have been no material changes to our critical accounting estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2022 Form 10-K, other than those discussed in Note 2 to our unaudited condensed consolidated financial statements.
Recently Issued and Adopted Accounting Pronouncements
For more information regarding recently issued accounting pronouncements, see Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
JOBS Act
We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included on our 2022 Form 10-K. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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

Part II - Other Information
Item 1. Legal Proceedings
See Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Risk Factors Summary
This risk factor summary contains a high-level summary of risks associated with our business. It does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this summary. The principal risks and uncertainties affecting our business includes, but is not limited to, the following:
■We face significant competition from larger companies and third party providers that may deploy their resources so they can develop their IP solutions internally.
■We have a history of net losses, and we may not achieve or maintain profitability in the future.
■Because our IP solutions are components of end products, if semiconductor, system producers and/or end product producer companies in the automotive market, enterprise computing market, communications market, consumer electronics market, and industrial market do not incorporate our solutions into their end products or if the end products of our customers do not achieve market acceptance, we may not be able to generate adequate license sales and royalty income from our products.
■We depend on market acceptance of third-party semiconductor IP.
■The success of our business depends on sustaining or growing our licensing revenue and the failure to achieve such revenue would lead to a material decline in our results of operations.
■The nature of the design win process requires us to incur significant expenses without any guarantee that research and development and sales efforts will generate revenue, which could adversely affect our financial results.
■Even if we succeed in securing design wins for our IP interconnect and other solutions and our IP deployment solutions, we may not generate timely or sufficient margins or margins from those wins and our financial results could suffer.
■We continually pursue new IP interconnect and other solutions and IP deployment technology initiatives, and if we fail to successfully carry out these initiatives, our business could be harmed.
■We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively affect our operating results.
■Product errors or defects could expose us to liability and harm our reputation and we could lose market share.

■If we fail to offer high-quality support, our reputation could suffer.
■Our dependence on international customers and operations also subjects us to a range of other additional regulatory, operational, financial, and political risks that could adversely affect our financial results.
■If we are unable to protect our proprietary technology and inventions through patents and other IP rights, our ability to compete successfully and our financial results could be adversely impacted.
■We are subject to government regulation, including import, export and economic sanctions laws and regulations that may expose us to liability and increase our costs.
■We face risks associated with doing business in China.
■Litigation, including securities class action litigation, may impair our reputation and lead us to incur significant costs. We are a party to a patent litigation.
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
Often, we compete against larger companies that possess substantial financial, technical, research and development and engineering resources that can be deployed so they can develop their IP solutions internally. In addition, we compete against other third-party providers of IP integration solutions, such as Openedges Technologies Inc. Signature IP, TrueChip, SkyeChip, Sdn. Bhd, EXTOLL GmbH, and Arm Limited, that similarly possess substantial financial, technical, research and development and engineering resources. In certain cases, competitive companies may be supported by local or international government funding and similar resources. Varying combinations of these resources provide advantages to these competitors that enable them to influence industry trends and the pace at which they adapt to these trends. A strong competitive response from one or more of our competitors to our marketplace efforts, or a shift in customer preferences to competitors’ products, could result in increased pressure to lower our prices more rapidly than anticipated, increased sales and marketing expense, and/or market share loss. The consolidation of our competitors or collaboration among our competitors to deliver more comprehensive offerings than they could individually, may also impact our ability to compete effectively. To the extent our revenue is negatively impacted by competitive pressures and reduced pricing, our business could be harmed.
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
We have incurred net losses in certain periods historically. We incurred a net loss of $27.4 million in 2022, and our net loss for the three months ended March 31, 2023 and 2022 was $9.0 million and $6.8 million, respectively. As of March 31, 2023, we had an accumulated deficit of $75.4 million. We have spent significant funds on organizational and start-up activities, to recruit engineers and other employees and to support our research and development. The net losses we incur may fluctuate significantly from quarter to quarter and may increase as a result of geopolitical and market fluctuations, inflation, slow downs and/or recessionary pressures, the COVID-19 pandemic and other global economic factors.

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
■Regional and global effect of inflation or other adverse economic conditions, such as rising interest rates, recessions or economic slowdowns, resulting in delays or cancellations of new product design starts.
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

Our dependence on international customers and operations also subjects us to a range of other additional regulatory, operational, financial, and political risks that could adversely affect our financial results.
We derived 59.3% of our revenue for 2022 from sales to customers outside of the United States. In particular, we derived 28.8% of our revenue in 2022 from customers located in China. For the three months ended March 31, 2023, 65.3% of our revenue was derived from sales to customers outside of the United States and 29.0% of our revenue was derived from customers located in China. We expect our revenue from China to decrease due to the applicable U.S. government trade restrictions. As a result, the economic, political, legal and social conditions in China could harm our business. In addition, we have offices globally with our sales and research and development being conducted in offices located in the San Francisco Bay Area, Texas, France, China, South Korea, and Japan. Moreover, conducting business outside the United States subjects us to a number of additional risks and challenges, including:
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
The Company maintains the majority of its cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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
Economic downturns have directly impacted our business, as has been the case with many other companies, suppliers, distributors and customers in the semiconductor industry and other industries around the world, and any prolonged or significant future downturns in the semiconductor industry could harm our business. Conversely, significant upturns may suppress customer shipments of royalty-bearing products incorporating our IP solutions due to our customers having limited access to third-party foundry and assembly capacity. In the event of such an upturn, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources, or locate suitable third-party suppliers or other third-party subcontractors to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our business could be harmed.
The semiconductor industry has also faced significant global supply chain issues as a result of the impact both on demand for devices to enable wireless connectivity and remote environments and on supply from the related imposition of government restrictions on staffing and facility operations due to the COVID-19 pandemic as well as other trends such as the increasing demand for semiconductors in automobiles, which together have resulted in the inability of fabrication plants to produce sufficient quantities of chips to meet demand, supply chain shortages and other disruptions. Numerous factors, such as the ongoing pandemic or further trade tensions between the U.S. and China, such as the October 7, 2022 Bureau of Industry Security memo affecting semiconductor trade between the U.S. and China, may prolong or deepen these challenges faced by the industry.
Our revenue has been concentrated among a small number of licensees and customers, and if we lose any of these customers and fail to replace them, our revenue may decrease substantially.
A significant amount of our revenue is derived from a limited number of customers. As of March 31, 2023, sales to Samsung Electronics Co. Ltd. accounted for 11% and Intel Corporation accounted for 10% of our revenue. We expect that a relatively small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future.
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
Substantial portions of our sales are made, and we anticipate will be made, to automotive, enterprise computing, communications, consumer electronics, and industrial suppliers. Any downturn in any of these markets could significantly harm our business.
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
Moreover, as a result of the COVID-19 pandemic and the associated responses by governments of various countries to respond and to prevent its spread, the automotive industry, including manufacturers, dealers, distributors, and third-party suppliers have been adversely impacted. For example, many automotive manufacturers were forced to suspend manufacturing operations and may be required to do so again. In addition, government-imposed restrictions on businesses, operations and travel and the related economic uncertainty have impacted demand in many global markets. While demand in the automotive industry is dependent on a number of factors, automotive manufacturers expect the impact of COVID-19 to be highly dependent on its duration and severity. The foregoing impacts and other adverse effects on the automotive industry could harm our business, as well as our ability to execute our growth strategy.

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
Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. Our gross margins and financial results will suffer if we are unable to offset reductions in our average selling prices by reducing our costs, developing new or enhanced products or solutions on a timely basis with higher selling prices or gross margins, or increasing our sales volumes. In addition, there is significant pressure to maintain low royalty rates in certain markets where the end product may have a low average sales price, such as many consumer electronics products. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products on future or renewal agreements be lower than our historic royalty rates. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates on future or renewal agreements as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease with new or renewed customers, thereby decreasing future anticipated revenue and cash flow. Variable royalty revenue was 10% of our revenue for the three months ended March 31, 2023. Therefore, a significant decrease in our royalty revenue could materially adversely affect our operating results.
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
We have operations and assets in the U.S. as well as foreign jurisdictions, and we prepare our consolidated financial statements in U.S. dollars, but a portion of our earnings and expenditures are denominated in other currencies. We therefore must translate our foreign assets, liabilities, revenue and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar may negatively affect the value of these items in our financial statements. In addition, since many of our sales in foreign jurisdictions are denominated in U.S. dollars, fluctuations in the value of foreign currencies relative to the U.S. dollar may effectively increase the price of our products in the currency of the jurisdiction in which the sale took place and may result in our products becoming too expensive for non-U.S. customers who do not conduct their business in U.S. dollars. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations. If the volume of our international operations increases and foreign currency exchange rates change, the impact to our consolidated statements of operations could be significant and may affect the comparability of operating results. The impact from foreign currency exchange for the three months ended March 31, 2023 was immaterial. We do not believe a 10% increase or decrease in foreign exchange rates would have resulted in a material impact to our operating results. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in the value of our net foreign currency investment, and our business may be harmed.
In particular, in light of the military conflict between Russia and Ukraine and the resulting tensions between the European Union, other European countries, as well as the United States, with Russia, any resulting material change to the valuation of the Euro relative to the U.S. dollar could adversely impact our operating results.
We have made acquisitions and, in the future expect to pursue acquisitions of and investments in new businesses, products or technologies, joint ventures and other strategic transactions that involve numerous risks and could disrupt and harm our business.
As part of our business strategy, we make acquisitions of and investments in new businesses, such as our acquisitions of Magillem and Semifore, Inc., products and technologies and enter into joint ventures and other strategic relationships in the ordinary course. Our ability to grow our revenue, earnings and cash flow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate businesses at acceptable prices, realize anticipated synergies and make appropriate investments that support our long-term strategy. We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our growth rate and the trading price of our common stock. Promising acquisitions and investments are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions and obtain applicable antitrust and other regulatory approvals on a timely basis and on acceptable terms. In addition, competition for acquisitions and investment may result in higher purchase prices. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate acquisitions and investments on acceptable terms or at all.
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
We seek to protect our proprietary technology and innovations, particularly those relating to the design of our products, through patents, trade secrets and other IP rights. As of March 31, 2023, we had 132 total allowed or issued patents, pending patent applications and non-expired provisional patent applications worldwide. Of these, we had 59 allowed or issued patents, 53 of which are U.S. allowed or issued patents, three of which are allowed or issued China patents, one is a U.K. issued patent, one is a Japan issued patent, and one is a South Korea issued patent. The 59 allowed or issued patents generally expire between July 2035 and December 2041. As of March 31, 2023, we had 73 pending non-provisional and provisional patent application filings, including 34 in the United States, 19 in Europe, 16 in China, three in South Korea and one in Japan. Maintenance of patent portfolios, particularly outside of the United States, is expensive, and the process of seeking patent protection is lengthy and costly. While we intend to maintain our current portfolio of patents and to continue to prosecute our currently pending patent applications and file future patent applications when appropriate, the value of these actions may not exceed their expense. Existing patents and those that may be issued from any pending or future applications may be subject to challenges, invalidation or circumvention, and the rights granted under our patents may not provide us with meaningful protection or any commercial advantage. In addition, the protection afforded under the patent laws of one country may not be the same as that in other countries. This means, for example, that our right to exclusively commercialize a product in those countries where we have patent rights for that product can vary on a country-by-country basis. We also may not have the same scope of patent protection in every country where we do business.
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
We license third-party software and other IP for use in product research and development and, in several instances, for inclusion in our products such as our license with Qualcomm for FlexNoC. We also license third-party software, including the software of our competitors, to test the interoperability of our products with other industry products and in connection with our professional services. Our third-party licenses typically limit our use of IP to specific uses and for specific time periods, and include other contractual obligations with which we must comply. Moreover, certain IP rights may be licensed to us on a non-exclusive basis, and accordingly, the owners of such IP are free to license such rights to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. These licenses may need to be renegotiated or renewed from time to time, or we may need to obtain new licenses in the future. For example, we may be required to renegotiate or seek a waiver to or consent under our license with Qualcomm with respect to our FlexNoC product in the event of certain changes of control (as defined in our agreements with Qualcomm) and there can be no guarantee we would be successful in such endeavor. Such provision could prevent us from pursuing a robust sales process in the event of a sale of the company, if Qualcomm refuses to provide consent or waive such change in control provision. In such an event, a change in control could cause us to lose our license with Qualcomm and our valuation could be adversely affected. See “Business—Material Agreement—Qualcomm Agreements” in our 2022 Form 10-K for additional information. Third parties may stop adequately supporting or maintaining their technology, or they or their technology may be acquired by our competitors. If we are unable to obtain licenses to these third-party software and IP on reasonable terms or at all, we may not be able to sell or support the affected products, our customers’ use of the products may be interrupted, and/or our product development processes and professional services offerings may be disrupted, which could in turn harm our financial results, our customers, and our reputation. Further, if we or our third-party licensors were to breach any material term of a license, such a breach could, among other things, prompt costly litigation, result in the license being terminated or result in fines and other damages. If any of the following were to occur, it could harm our business and our reputation.
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
We derived zero and 0.7% of our revenue in the form of royalties in the three months ended March 31, 2023 and the year ended 2022, respectively, from parties that are subject to the Entity List of the EAR (a list of entities to which the transfer of EAR-controlled technology or software requires a U.S. export license), including Chongxin Bada Technology Development Co., Ltd. (Bada), HiSilicon Technologies Co. Ltd. (HiSilicon), and SZ DJI Technology Co., Ltd. Current and future business with these entities may be limited in scope or suspended entirely in order to comply with the EAR and as a result, our revenue could be adversely impacted. Regulatory changes concerning the export classification of our products, changes to the applicability of the EAR to certain product offerings, or the addition of new entities to the restricted party lists can further increase the scope of export restrictions applicable to our business. Failure to obtain export licenses for our products or having one or more of our customers be restricted from receiving exports from us could significantly reduce our revenue and harm our business.

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
For the three months ended March 31, 2023, we derived 29.0% of our revenue from customers located in China. As a result, the economic, political, legal and social conditions in China could harm our business. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the IP we develop in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Some of the other risks related to doing business in China include:
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
■general economic and securities market conditions, including rising interest rates; and
■other factors discussed in this “Risk Factors” section and elsewhere in this report.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of March 31, 2023, we had approximately 35.3 million shares of common stock outstanding.
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
As of March 31, 2023, K. Charles Janac, our President, Chief Executive Officer and Chairman, held voting power over approximately 29.8% of our outstanding voting stock. Therefore, this stockholder will have the ability to influence us through this ownership position. For example, this stockholder may be able to exercise significant influence over elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise could dilute the ownership and voting power of our other stockholders.
We have 300,000,000 shares of common stock authorized as of March 31, 2023. In addition, our Certificate of Incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our Certificate of Incorporation authorizes us to issue shares of common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock from time to time, for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, an acquisition, an investment, our stock incentive plans or otherwise. Such additional shares of our common stock or such other securities may be issued at a discount to the market price of our common stock at the time of issuance. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. As discussed below, the potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock. Any issuance of such securities could result in substantial dilution to our existing stockholders and cause the market price of shares of our common stock to decline.
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

Litigation, including securities class action litigation, may impair our reputation and lead us to incur significant costs. We are a party to a patent litigation.
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

Date: May 4, 2023

Arteris, Inc.

By:	/s/ K. Charles Janac
Name:	K. Charles Janac
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nicholas B. Hawkins
Name:	Nicholas B. Hawkins
Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)