Form 10-Q
period 2023-06-30
Arteris, Inc.
filed 2023-08-03
CIK 1667011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of July 27, 2023, there were 36,073,798 shares of the registrant’s common stock outstanding.

Part I - Financial Information
Item 1. Financial Statements
Arteris, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	As of
	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$26,334	$37,423
Short-term investments	28,640	30,728
Accounts receivable, net of allowance of $250 for both periods	9,582	7,143
Prepaid expenses and other current assets	5,856	5,818
Total current assets	70,412	81,112
Property and equipment, net	5,171	3,617
Long-term investments	5,838	4,427
Equity method investment	10,329	11,897
Operating lease right-of-use assets	1,859	1,883
Intangibles, net	4,192	4,575
Goodwill	4,178	4,218
Other assets	4,847	3,787
TOTAL ASSETS	$106,826	$115,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$210	$572
Accrued expenses and other current liabilities	10,825	12,095
Operating lease liabilities, current	709	899
Deferred revenue, current	30,413	28,839
Vendor financing arrangements, current	1,581	1,264
Total current liabilities	43,738	43,669
Deferred revenue, noncurrent	22,963	21,840
Operating lease liabilities, noncurrent	1,181	1,009
Vendor financing arrangements, noncurrent	1,348	448
Deferred income, noncurrent	9,405	9,993
Other liabilities	1,271	1,022
Total liabilities	79,906	77,981
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, par value of $0.001 - 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, par value of $0.001 - 300,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 36,033,361 and 34,625,875 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	36	34
Additional paid-in capital	111,403	103,778
Accumulated other comprehensive income	34	101
Accumulated deficit	(84,553)	(66,378)
Total stockholders' equity	26,920	37,535
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,826	$115,516
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue
Licensing, support and maintenance	$12,998	$14,033	$24,842	$24,608
Variable royalties and other	1,736	789	3,046	1,969
Total revenue	14,734	14,822	27,888	26,577
Cost of revenue	1,225	1,289	2,349	2,268
Gross profit	13,509	13,533	25,539	24,309
Operating expenses:
Research and development	12,087	10,371	23,468	19,827
Sales and marketing	5,601	4,456	10,606	8,377
General and administrative	4,504	4,132	8,905	8,147
Total operating expenses	22,192	18,959	42,979	36,351
Loss from operations	(8,683)	(5,426)	(17,440)	(12,042)
Interest expense	(27)	(18)	(59)	(38)
Other income (expense), net	835	127	1,743	66
Loss before provision for income taxes and loss from equity method investment	(7,875)	(5,317)	(15,756)	(12,014)
Loss from equity method investment, net of tax	734	—	1,568	—
Provision for income taxes	556	351	851	474
Net loss	$(9,165)	$(5,668)	$(18,175)	$(12,488)

Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.18)	$(0.52)	$(0.39)
Weighted average shares used in computing per share amounts, basic and diluted	35,250,157	32,258,228	34,925,800	31,940,293
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss	$(9,165)	$(5,668)	$(18,175)	$(12,488)
Other comprehensive loss:
Unrealized losses on available-for-sale securities, net of tax	(78)	—	(67)	—
Comprehensive loss	$(9,243)	$(5,668)	$(18,242)	$(12,488)
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—March 31, 2023	35,298,223	$35	$107,009	$112	$(75,388)	$31,768
Issuance of common stock for cash upon exercise of stock options	245,780	—	156	—	—	156
Issuance of common stock for settlement of Restricted Stock Units (RSUs)	498,414	1	(1)	—	—	—
Tax withholding on RSUs settlement	(9,056)	—	(43)	—	—	(43)
Stock-based compensation expense	—	—	4,282	—	—	4,282
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(78)	—	(78)
Net loss	—	—	—	—	(9,165)	(9,165)
BALANCE—June 30, 2023	36,033,361	$36	$111,403	$34	$(84,553)	$26,920

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total

BALANCE—March 31, 2022	31,858,420	$31	$93,520	$(81)	$(45,811)	$47,659
Issuance of common stock for cash upon exercise of stock options	641,932	2	352	—	—	354
Issuance of common stock for settlement of restricted stock units	127,743	—	—	—	—	—
Tax withholding on RSUs settlement	(5,278)	—	(19)	—	—	(19)
Stock-based compensation expense	—	—	3,384	—	—	3,384
Net loss	—	—	—	—	(5,668)	(5,668)
BALANCE—June 30, 2022	32,622,817	$33	$97,237	$(81)	$(51,479)	$45,710
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—December 31, 2022	34,625,875	$34	$103,778	$101	$(66,378)	$37,535
Issuance of common stock for cash upon exercise of stock options	643,477	1	416	—	—	417
Issuance of common stock for settlement of restricted stock units	775,563	1	(1)	—	—	—
Tax withholding on RSUs settlement	(11,554)	—	(57)	—	—	(57)
Stock-based compensation expense	—	—	7,267	—	—	7,267
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	(18,175)	(18,175)
BALANCE—June 30, 2023	36,033,361	$36	$111,403	$34	$(84,553)	$26,920

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total

BALANCE—December 31, 2021	31,530,682	$31	$91,945	$(81)	$(38,991)	$52,904
Issuance of common stock for cash upon exercise of stock options	766,942	2	442	—	—	444
Issuance of common stock for settlement of restricted stock units	394,436	—	—	—	—	—
Tax withholding on RSUs settlement	(69,243)	—	(843)	—	—	(843)
Stock-based compensation expense	—	—	5,693	—	—	5,693
Net loss	—	—	—	—	(12,488)	(12,488)
BALANCE—June 30, 2022	32,622,817	$33	$97,237	$(81)	$(51,479)	$45,710
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,175)	$(12,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,275	929
Stock-based compensation	7,267	5,693
Amortization of deferred income	(585)	—
Loss from equity method investment	1,568	—
Net accretion of discounts on available-for-sale securities	(497)	—
Gain on deconsolidation of subsidiary	—	(149)
Other, net	10	12
Changes in operating assets and liabilities:
Accounts receivable, net	(2,438)	9,168
Prepaid expenses and other assets	(710)	(2,232)
Accounts payable	(371)	(1)
Accrued expenses and other liabilities	16	(704)
Deferred revenue	2,696	(1,391)
Net cash used in operating activities	(9,944)	(1,163)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(735)	(205)
Purchases of available-for-sale securities	(19,544)	—
Proceeds from maturities of available-for-sale securities	20,650	—
Payments relating to investment in equity method investment	—	(520)
Net cash provided by (used in) investing activities	371	(725)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of contingent consideration for business combination	(1,000)	(1,573)
Principal payments under vendor financing arrangements	(488)	(407)
Proceeds from exercise of stock options	417	443
Payments to tax authorities for shares withheld from employees	(57)	(843)
Payments of deferred offering costs	—	(256)
Net cash used in financing activities	(1,128)	(2,636)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10,701)	(4,524)
CASH. CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	37,423	85,825
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$26,722	$81,301

Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$26,334	$81,301
Restricted cash, noncurrent	388	—
Cash, cash equivalents and restricted cash—end of period	$26,722	$81,301

Noncash investing and financing activities:
Purchase of property and equipment through vendor financing	$1,901	$962
Operating lease right-of-use assets, exchanged for lease obligations	$480	$63
Equity obtained in equity method investment in exchange for contribution of license agreement	$—	$11,563
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
The operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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

Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. The Company’s cash equivalents include deposits in money market accounts which were unrestricted as to withdrawal or use and are stated at fair value. As of June 30, 2023, cash and cash equivalents consisted primarily of checking, savings, money market accounts and highly liquid investments with original maturities of three months or less. Interest earned on cash and cash equivalents is included in other income (expense), net in the unaudited consolidated statements of loss.

As of June 30, 2023, the Company’s long-term restricted cash balance was $0.4 million, primarily related to a letter of credit for its facility lease agreement. Restricted cash, noncurrent is included in other assets on the unaudited condensed consolidated balance sheets.
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
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	As of
	June 30, 2023	December 31, 2022
Customer A	13%	32%
Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer A	*	32%	*	26%
Customer B	*	*	*	11%
* Customer accounted for less than 10% of total revenue at period end.
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

SoC Integration Automation Software Solutions
SoC Integration Automation software (SIA) (formerly IP deployment) solutions product arrangements provide customers the right to software licenses, software updates and technical support. The software licenses are time-based licenses with terms generally ranging from one to three years. These arrangements generally have two distinct performance obligations that consist of transferring the licensed software and the support and maintenance service. Support and maintenance services consist of a stand-ready obligation to provide technical support and software updates over the support term. For the majority of these contracts, there are no termination rights and the transaction price is non-refundable. Revenue allocated to the software license is generally recognized at a point in time upon the later of the delivery date or the beginning of the license period, and revenue allocated to support services is recognized ratably over the support term. Certain SIA solutions contracts include termination rights that allow the customer to cancel and receive a pro-rata refund on support and maintenance services at the end of each month of the contract period, which results in a ratable recognition of the related license revenue over the contract term.
A limited number of SIA solutions contracts include tokens, a mechanism used to both enable “peak” users to choose a combination of the software products on a monthly basis and restrict the number of users. The Company recognizes revenue related to these tokens at a point in time, upon delivery of monthly token license keys to the customer.
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

Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2023 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2022, except for those disclosed in this document.

3.    REVENUE
Disaggregated Revenue
The following table shows revenue by product and services groups (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Licensing, support and maintenance	$12,998	$14,033	$24,842	$24,608
Variable royalties	1,700	587	2,990	1,571
Other	36	202	56	398
Total	$14,734	$14,822	$27,888	$26,577
Contract Balances
The following table provides information about accounts receivable, net, contract assets and deferred revenue (in thousands):

	As of
	June 30, 2023	December 31, 2022
Accounts receivable, net	$9,582	$7,143
Contract assets	$1,235	$1,180
Deferred revenue	$53,376	$50,679
The Company recognized revenue of $8.9 million and $8.1 million for the three months ended June 30, 2023 and 2022, respectively, and $16.5 million and $14.7 million for the six months ended June 30, 2023 and 2022, respectively, that was included in the deferred revenue balance at the beginning of the respective periods. Contract assets are included in prepaid expenses and other current assets and other assets on the unaudited condensed consolidated balance sheets.
As of June 30, 2023, non-cancelable contracted but unsatisfied or partially satisfied performance obligations that have not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenues in future periods, is $63.5 million, of which $34.1 million is expected to be recognized over the next 12 months and the remainder thereafter. The Company has elected to exclude the potential future royalty receipts from this amount.
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

	As of
	June 30, 2023	December 31, 2022
Short-term commission capitalized in prepaid expenses and other current assets	$2,683	$2,636
Long-term commission capitalized in other assets	1,417	1,535
Total	$4,100	$4,171
Amortization of capitalized sales commissions was $1.0 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively $1.9 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively, and are included in sales and marketing expense in the unaudited condensed consolidated statements of loss.

4.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(9,165)	$(5,668)	$(18,175)	$(12,488)
Denominator:
Weighted-average shares outstanding - basic and diluted	35,250,157	32,258,228	34,925,800	31,940,293
Net loss per share, basic and diluted	$(0.26)	$(0.18)	$(0.52)	$(0.39)
Since the Company was in a loss position for all periods presented, the diluted earnings per share is equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.
The following table summarizes the potentially dilutive securities that were excluded from the calculation of diluted earnings per share because they would be anti-dilutive:

	As of
	June 30, 2023	June 30, 2022
Stock options	3,225,714	4,355,694
Restricted stock units	7,163,008	5,220,177
Restricted common shares issued for business combination (see Note 12)	331,574	—
Total	10,720,296	9,575,871
5.    INVESTMENTS
The following tables summarize the fair value and amortized cost of the Company’s cash equivalents and available-for-sale securities by major security type (in thousands):

	As of June 30, 2023
	Amortized Cost	Unrealized Losses	Aggregate Fair Value
Assets:
Money market funds	$17,144	$—	$17,144
Certificate of deposit	5,000	—	5,000
Commercial paper	1,992	(1)	1,991
Corporate bonds	4,197	(21)	4,176
U.S. government agency securities	20,011	(92)	19,919
U.S. treasury securities	9,396	(6)	9,390
Total financial assets	$57,740	$(120)	$57,620

	As of December 31, 2022
	Amortized Cost	Unrealized Losses	Aggregate Fair Value
Assets:
Money market funds	$30,428	$—	$30,428
Commercial paper	2,604	(1)	2,603
Corporate bonds	5,717	(10)	5,707
U.S. government agency securities	18,508	(40)	18,468
U.S. treasury securities	8,379	(2)	8,377
Total financial assets	$65,636	$(53)	$65,583

The maturity dates of the Company’s investments are as follows (in thousands):

June 30, 2023
Less than one year	$51,782
1-2 years	5,838
Total	$57,620
All unrealized losses on available-for-sale securities have been in such position for less than one year as of June 30, 2023 and December 31, 2022. There were no credit losses of available-for-sale securities during the three and six months ended June 30, 2023.
6.    FAIR VALUE MEASUREMENTS
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Equity method investments, and certain non-financial assets, such as intangible assets are remeasured at fair value only if an impairment or observable price adjustment is recognized in the current period.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include vendor financing arrangements. The carrying value of the vendor financing agreements was $2.9 million and $1.7 million as of June 30, 2023 and December 31, 2022, respectively. The Company’s vendor financing arrangements are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon the Company’s incremental borrowing rate. The estimated fair values of these financial instruments approximate their carrying values.
Financial Instruments Recorded at Fair Value on a Recurring Basis
The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of
	June 30, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$17,144	$—	$—	$17,144
Certificate of deposit	5,000	—	—	5,000
U.S. treasury securities	—	998	—	998
Total cash equivalents	22,144	998	—	23,142
Short-term investments:
Commercial paper	—	1,991	—	1,991
Corporate bonds	—	1,983	—	1,983
U.S. government agency securities	—	16,274	—	16,274
U.S. treasury securities	—	8,392	—	8,392
Total short-term investments	—	28,640	—	28,640
Long-term investments:
Corporate bonds	—	2,193	—	2,193
U.S. government agency securities	—	3,645	—	3,645
Total long-term investments	—	5,838	—	5,838
Total financial assets	$22,144	$35,476	$—	$57,620

	As of
	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$30,428	$—	$—	$30,428
Total cash equivalents	30,428	—	—	30,428
Short-term investments:
Commercial paper	—	2,603	—	2,603
Corporate bonds	—	3,971	—	3,971
U.S. government agency securities	—	15,777	—	15,777
U.S. treasury securities	—	8,377	—	8,377
Total short-term investments	—	30,728	—	30,728
Long-term investments:
Corporate bonds	—	1,736	—	1,736
U.S. government agency securities	—	2,691	—	2,691
Total long-term investments	—	4,427	—	4,427
Total financial assets	$30,428	$35,155	$—	$65,583
Money market funds are highly liquid investments and are actively traded. The fair value is based on quoted prices for identical assets in active markets and therefore classified as Level 1 of the fair value hierarchy.
The Company’s other investments are considered Level 2 financial instruments as their fair values are determined using inputs that are directly or indirectly observable in active or less active markets. There were no transfers between levels during the three and six months ended June 30, 2023.
7.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets, net
Intangible assets, net consisted of the following as of June 30, 2023 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$3,090	$(977)	$2,113
Customer relationships	1,830	(401)	1,429
IPR&D	500	—	500
Trade name and other	150	—	150
Total intangibles	$5,570	$(1,378)	$4,192
Intangible assets, net consisted of the following as of December 31, 2022 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$3,090	$(708)	$2,382
Customer relationships	1,830	(287)	1,543
IPR&D	500	—	500
Trade name and other	150	—	150
Total intangibles	$5,570	$(995)	$4,575
Amortization expense of intangible assets was $0.2 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.

The expected future amortization expense of these intangible assets as of June 30, 2023 is as follows (in thousands):

Fiscal year ending December 31,
Remainder of 2023	$384
2024	767
2025	739
2026	427
2027	427
Thereafter	798
Total future amortization expense	$3,542
Goodwill
As of June 30, 2023 and December 31, 2022, goodwill was $4.2 million. No goodwill impairments were recorded during the three and six months ended June 30, 2023 and 2022.
8. ACQUISITION
Semifore Acquisition
On December 27, 2022, the Company acquired 100% of the issued and outstanding equity securities (the Acquisition) of Semifore, Inc. (Semifore), provider of hardware software interface (HSI) technology. Semifore technologies are used to effectively design, verify, document, and help in the validation of the hardware-software integration that is used in the SoC complex chip market. The addition of Semifore technologies and team expertise augments Arteris System IP and SoC Integration Automation software (SIA) (formerly IP deployment (IPD)) to further enhance software control of the IP and SoC hardware. The Acquisition closed on December 27, 2022 and has been accounted for in accordance with the acquisition method of accounting for business combinations with the Company as the accounting acquirer.
The consideration transferred for the acquisition was $3.1 million. The Company recorded $1.4 million for developed technology intangible assets with an estimated useful life of seven years and $0.7 million for customer relationships intangible assets with an estimated useful life of eight years.
In connection with the acquisition, key employees and former owners of Semifore were issued a total of 663,143 shares of the Company’s common stock and obtained the right to additional cash payment totaling $1.8 million. Out of the 663,143 shares issued, 331,569 shares of common stock vested as of the closing date and the remaining 331,574 shares and $1.8 million cash payment will vest on the first and third anniversary of the closing date if certain key employees continue to be employed by the Company. These contingent cash payments and equity awards have been accounted for separately from the business combination and will be recognized by the Company as compensation costs in the subsequent periods as related services are provided. The Company recognized $0.4 million and $0.7 million as compensation expense during the three and six months ended June 30, 2023, respectively.

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
Total operating lease related costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$279	$266	$553	$539
Short-term lease cost	36	92	115	225
Total lease cost	$315	$358	$668	$764
The weighted-average remaining term of the Company’s operating leases was 3.9 years and 3.1 years as of June 30, 2023 and December 31, 2022, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 10.0% and 7.5% as of June 30, 2023 and December 31, 2022, respectively. Cash payments made related to operating lease liabilities were $0.3 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively and $0.6 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively.

Maturities of operating lease liabilities as of June 30, 2023 were as follows (in thousands):

Fiscal year ending December 31,
Remainder of 2023	$502
2024	603
2025	391
2026	265
2027	265
Thereafter	211
Total undiscounted cash flows	$2,237
Less: imputed interest	(347)
Present value of lease liabilities	$1,890

Operating lease liabilities, current	$709
Operating lease liabilities, non-current	1,181
Total lease liabilities	$1,890
In May 2023, the Company entered into an operating lease agreement for a new headquarter facility in Campbell, California with future lease payments of $2.6 million. The lease will commence in the second half of fiscal year 2023 with a lease term of approximately 5.4 years.
10.    BORROWINGS
Vendor financing arrangements—The Company has various vendor financing arrangements with extended payment terms on the purchase of software licenses and equipment. In order to determine the present value of the commitments, the Company used an imputed interest rate of 10.0%, which is an estimate based on the Company’s collateralized borrowing rate.
Vendor financing arrangements as of June 30, 2023 were as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2023	$885
2024	1,286
2025	730
2026	365
Total undiscounted cash flows	$3,266
Less: Imputed interest	(337)
Present value of vendor financing arrangements	$2,929

Vendor financing arrangements, current	$1,581
Vendor financing arrangements, noncurrent	1,348
$2,929
Interest expense from vendor financing arrangements was less than $0.1 million for both the three months ended June 30, 2023 and 2022 and $0.1 million and less than $0.1 million for the six months ended June 30, 2023 and 2022, respectively.
11.    COMMITMENTS AND CONTINGENCIES
Letter of Credit—In conjunction with the execution of the operating lease for the Company’s new headquarter facility, a letter of credit in the amount of $0.4 million was issued and outstanding as of June 30, 2023. No draws have been made under such letter of credit. There was no letter of credit issued and outstanding as of December 31, 2022.

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
The Company has incurred no actual payment obligations from these above-noted indemnification provisions and director and officer indemnity agreements for three and six months ended June 30, 2023 and 2022 and the unaudited condensed consolidated financial statements do not include liabilities for any potential indemnity-related obligations as of June 30, 2023 and December 31, 2022.
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
In December 2022, the Company received notice of a complaint filed against the Company and another defendant in the semiconductor industry, by Network System Technologies, LLC in the United States District Court for the Western District of Texas, and additional complaints were filed in the Eastern District of Texas against certain companies, including some customers of the Company, asserting among other things patent infringement relating to the Company’s technology seeking damages and injunctive relief. On July 21, 2023, the District Court for the Western District of Texas issued its ruling on the Company Motion to Dismiss by granting the motion in part and denying the motion in part. The Company continues to vigorously defend itself in respect to these complaints and anticipates an increase in legal expenses to do so.
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
The Company has no other material contractual noncancelable commitments as of June 30, 2023 and December 31, 2022.

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
2021 Employee stock purchase plan
The Company adopted the 2021 Employee Stock Purchase Plan (the 2021 ESPP) effective on October 26, 2021. The 2021 ESPP would enable eligible employees of the Company to purchase shares of common stock at a discount to fair market value. As of June 30, 2023, there had been no offering period under the ESPP.
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
Shares Available for Future Grant
Shares available for future grant consisted of the following:

As of
June 30, 2023
Shares available for future grant under the 2021 Plan	2,901,397
Shares available for future grant under the 2021 ESPP	1,268,564
Shares available for future grant under the 2022 Inducement Plan	1,003,680
The Company issues new shares upon a share option exercise or release of restricted stock units.

Stock Options
The following table summarizes the stock option activities under the Company’s 2016 Plan and 2021 Plan:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($'000s)

BALANCE—December 31, 2022	3,542,836	$1.08	6.17	$11,416
Granted	420,000	$6.54
Exercised	(643,477)	$0.65
Canceled	(93,645)	$1.46
BALANCE—June 30, 2023	3,225,714	$1.86	6.42	$15,988
Options vested and exercisable—June 30, 2023	2,391,540	$1.06	5.68	$13,787
The aggregate intrinsic value of the options exercised for the six months ended June 30, 2023 and 2022 was $3.3 million and $8.0 million, respectively. The total grant-date fair value of options vested was $0.1 million for both the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023, there was $1.6 million of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.5 years.
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
The following table summarizes the valuation assumptions:
Stock Options Valuation Assumptions

Three and Six Months Ended June 30,
2023
Fair value of common stock	$6.54
Expected volatility	44.0%
Expected term (in years)	6.0
Risk-free interest rate	3.9%
Expected dividend yield	0%
The Company granted 420,000 stock options during the six months ended June 30, 2023 and had no stock option grants during the six months ended June 30, 2022.

Restricted Stock Units and Awards
The following table summarizes the restricted stock unit activities under the Company’s 2016 and 2021 Plan and the 2022 Inducement Plan:

	Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested—December 31, 2022	5,619,013	$7.24
Granted	2,690,124	$5.68
Vested	(775,563)	$7.60
Canceled	(370,566)	$7.83
Unvested—June 30, 2023	7,163,008	$6.58
The total grant-date fair value of restricted stock units vested was $6.9 million and $2.6 million during the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023, there was $38.5 million of unamortized stock-based compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 3.0 years.
Restricted Common Stock
In connection with the Semifore Acquisition (see Note 8), the Company issued 331,574 shares of common stock that will vest on the first and third anniversary of the closing of the Acquisition contingent on the continued employment of certain key employees. As of June 30, 2023, 331,574 shares of common stock remain unvested. These shares had a grant date fair value of $1.3 million based on the closing stock price on the acquisition date. The Company will recognize total compensation cost of $1.3 million to be amortized on a straight-line basis over the total vesting period of three years. As of June 30, 2023, the total unamortized compensation cost was $1.1 million.
Stock-based Compensation
Stock-based compensation expense is recorded on a departmental basis, based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s unaudited condensed consolidated statements of loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$122	$260	$205	$356
Research and development	2,485	1,493	3,914	2,637
Sales and marketing	737	728	1,422	999
General and administrative	938	903	1,726	1,701
Total stock-based compensation	$4,282	$3,384	$7,267	$5,693
During the three and six months ended June 30, 2023, the Company recognized $0.1 million and $0.2 million, respectively as stock-based compensation expense for common stock issued as part of the Semifore Acquisition.

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
The license agreement provides Transchip the right to software licenses, services, software updates and technical support. On the closing date, the license agreement including the support and maintenance services to be provided to Transchip was valued to be $11.6 million, which was recorded as deferred income and will be recognized as other income (expense), net over a period of ten years on a straight line basis after delivery of the license. The license was delivered to Transchip on September 2, 2022. For the three and six months ended June 30, 2023, the Company recognized income of $0.3 million and $0.6 million, respectively, for the license agreement.
Deconsolidation of Transchip as a subsidiary
Prior to closing of the Transchip transaction, Transchip was a wholly-owned subsidiary of the Company with limited operations. Upon closing of the Transchip transaction, the Company no longer has control, and therefore deconsolidated Transchip. Accordingly, the Company derecognized all the assets and liabilities of Transchip and recognized a disposal gain of $0.1 million, included in other income (expense), net in the unaudited condensed consolidated statements of loss and comprehensive loss, for the six months ended June 30, 2022.
The Company’s ownership interest of Transchip’s common stock was 35.0% on a fully diluted basis as of June 30, 2023. The Company accounts for its common stock investment in Transchip as an equity method investment as it does not control but has significant influence over operating and financing policies of Transchip. Transchip is the Company’s only equity method investment.
As of June 30, 2023, the carrying value of the investment in Transchip was $10.3 million. There was no significant difference between the Company’s carrying value of the investment in Transchip and its share of underlying equity in net assets of Transchip. The Company’s loss from its proportionate share of its equity method investment in Transchip was $0.8 million and $1.6 million for the three and six months ended June 30, 2023, respectively. The Company concluded that there were no indicators of impairment related to the Company’s equity method investment in Transchip as of June 30, 2023.

14. INCOME TAXES
The Company’s effective tax rate was (4.9)% and (4.1)% for the six months ended June 30, 2023 and 2022, respectively. The Company’s income tax provision was $0.9 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively. The change in forecasted foreign withholding tax, changes in the geographic mix of worldwide earnings which are taxed at different rates, and the impact of losses in jurisdictions with full valuation allowances, has resulted in an increase in the income tax provision for the period ended June 30, 2023 compared to the period ended June 30, 2022.
The Company’s management continuously evaluates the need for a valuation allowance and, as of June 30, 2023, concluded that a full valuation allowance on its federal, state, and certain foreign jurisdictions deferred tax assets was still appropriate.
As of June 30, 2023 and 2022, the Company’s gross liability for unrecognized tax benefits was $2.6 million and $3.1 million, respectively. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2023 and 2022, the Company had no accrued interest or penalties related to its unrecognized tax benefits. If any unrecognized tax benefits are realized, it would not result in any income tax benefit as the Company currently has a full valuation allowance against the deferred tax assets in which there is currently an uncertain tax benefit.
15. RELATED PARTY TRANSACTIONS
The Company defines related parties as directors, executive officers, nominees for director, stockholders that have significant influence over the Company, or are a greater than 10% beneficial owner of the Company’s capital and their affiliates or immediate family members.
In November 2020, the Company entered into a lease agreement with Isabelle Geday, a member of the Board of Directors. The lease payments were less than $0.1 million for both the three months ended June 30, 2023 and 2022 and $0.1 million for both the six months ended June 30, 2023 and 2022. In addition, the Company signed a consulting agreement with Ms. Geday on December 1, 2021, which was subsequently assigned to Magillem Design Services S.A., effective January 10, 2022. Prior to signing the consulting agreement, Ms. Geday was paid as an executive employee of the Company from December 1, 2020 through November 30, 2021. As a consultant, Ms. Geday will provide services for an initial three-year term and is eligible to receive $26,445 per month for the first 12 months of the consulting term and $19,445 per month for the remaining 24 months of the consulting term. For the three months ended June 30, 2023 and 2022, the Company paid Ms. Geday $0.1 million for consulting services. For the six months ended June 30, 2023 and 2022, the Company paid Ms. Geday $0.1 million and $0.2 million, respectively, for consulting services. Lastly, the 455,000 stock options and 62,200 RSUs granted in connection with Ms. Geday’s prior employment continue to vest.
In December 2022, the Company entered into a three-month non-exclusive evaluation license agreement with Transchip. Under the agreement, the Company licensed certain technology products for no licensing fee. The Company entered into an amendment in March 2023 and June 2023, each time to extend the non-exclusive license agreement by three months for no licensing fee. See Note 13 Equity Method Investment, to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional discussion of the Company’s transactions with Transchip.

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
Overview
We are a leading provider of system IP, including interconnect and other intellectual property, (collectively, IP) technology that connects client IP blocks such as processors, memories, artificial intelligence/machine learning (AI/ML) accelerators, graphics subsystems, safety and security and other input/output (I/Os) subsystems via multiple Network-on-Chips (NoCs) in order for our customers to create System-on-Chips (NoC) (SoCs) semiconductors faster, better, and at a lower cost. Our products enable our customers to deliver increasingly complex SoCs that not only process data but are also able to make decisions. Growth in the total addressable market for our solutions is being driven by the addition of more processors, channels of memory access, machine learning sections, chiplets, additional I/O interface standards and other subsystems within SoCs. The growth in the numbers of these connected on-chip subsystems place an increasing premium on the interconnect IP capability to move data inside complex SoCs. We believe this increase in SoC complexity is creating a significant opportunity for sophisticated system IP solutions which incorporate NoC interconnect IP, SoC Integration Automation software (SIA) (formerly IP deployment software) and NoC interface IP (consisting of peripheral data transport IP and control plane networks connected to NoC interconnect IPs).
Our SIA solutions (formerly IP deployment solutions), which were significantly enhanced by our acquisition of Magillem Design Services S.A. (Magillem) in 2020, complement our interconnect IP solutions by helping to automate not only the customer configuration of its NoC interconnect but also the process of integrating and assembling all of the customer’s IP blocks into an SoC. Products incorporating our IP are used to carry most of the important data inside complex SoCs for sophisticated applications, including automotive, enterprise computing, communications, consumer electronics, and industrial markets.
As of June 30, 2023, we had 248 full-time employees and offices in eight locations in the United States, France, China, South Korea and Japan. For the three months ended June 30, 2023, we generated revenue of $14.7 million, net loss of $9.2 million, and net loss per share, basic and diluted of $0.26. As of June 30, 2023, we had Annual Contract Value (as defined below) of $53.6 million. During the three months ended June 30, 2023, we added 12 net new Active Customers (as defined below) and our customers had 22 Confirmed Design Starts (as defined below).
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
Terms of our Agreements with Customers
Our revenue from period to period can be impacted by the terms of the agreements we enter into with our customers. For example, in recent periods we have made and will continue to make certain changes to SIA agreements that result in the ratable recognition of the related license revenue over the contract term. As a result of how these contracts are structured and the revenue is recognized, our revenue in the three and six months ended June 30, 2023 may not be comparable to future periods if we do not enter into similar contractual agreements. Further, a meaningful percentage of our revenue is generated through royalty payments. Because the time between a new license agreement win and the customer’s end product being sold can be substantial, with sales of the end product being subject to a number of factors outside our control, our revenue from royalties is difficult to predict. As a result of the foregoing, revenue may fluctuate significantly from period to period and any increase or decrease in such revenue may not be indicative of future period-to-period increases or decreases.
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
Impact of Operating Globally
We believe our products’ global footprint provides us with the opportunity to enter new markets and accelerate our growth. For the six months ended June 30, 2023, 66.5% of our revenue was derived from sales to customers outside of the United States and 29.9% of our revenue was derived from customers located in China, respectively. For 2022, 59.3% of our revenue was derived from sales to customers outside of the United States and 28.8% of our revenue was derived from customers located in China. While we believe operating internationally has beneficially impacted our results of operations, we are subject to inherent risks attributed to operating in a global economy. Further, our international operations have been, and may in the future continue to be, subject to restrictive government regulations. For example, U.S. export regulations, including regulations announced October 7, 2022 that impose broad end-use and other restrictions on doing business with certain customers and facilities in China that develop or produce semiconductor chips or manufacturing equipment, may limit or adversely impact our ability to license or support our products to entities in or doing business with certain advanced AI or “supercomputer” design companies, foundries and manufacturers of assemblies and components in China. As a result of these restrictions, we may face challenges to maintain our revenue and our revenue may decrease.
Cyclical Nature of the Semiconductor Industry
The semiconductor industry in which our customers operate is highly cyclical and is characterized by increasingly rapid technological change, product obsolescence, competitive pricing pressures, evolving standards, short product life cycles, and fluctuations in product supply and demand. New technology may result in sudden changes in system designs or platform changes that may render some of our IP solutions obsolete and require us to devote significant research and development resources to compete effectively. Periods of rapid growth and capacity expansion are occasionally followed by significant market corrections in which our customers’ sales decline, inventories accumulate, and facilities go underutilized. During an expansion cycle, we may increase research and development hiring to add to our product offerings or spend more on sales and marketing to acquire new customers, such as during the recent cycle of expansion in which we increased the number of our engineers significantly. During periods of slower growth or industry contractions, our sales generally suffer due to a decrease in customers’ Confirmed Design Starts or in sales of our customers’ products.
COVID-19 Impact
The duration and extent of the COVID-19 pandemic already had an adverse effect on the global economy and the lasting effects of the pandemic continue to be unknown. In response to the COVID-19 pandemic, the measures implemented by various authorities have caused us to change our business practices, including those related to where employees work, the distance between employees in our facilities, limitations on in-person meetings between employees and with customers, suppliers, service providers and stakeholders, as well as restrictions on business travel to domestic and international locations and to attend trade shows, technical conferences and other events. Although we have experienced, and may continue to experience, some impact on certain parts of our business as a result of governmental restrictions and other measures to mitigate the spread of COVID-19, our results of operations, cash flows and financial condition were not materially adversely impacted the three and six months ended June 30, 2023.

We are unable to accurately predict the full impact that COVID-19 will have on our future results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of any future pandemics and containment measures. Although we expect most of our employees to return to physical offices, the nature and extent of that return is uncertain and differs among jurisdictions. For additional details, see the section titled “Risk Factors—Our business has been, and may continue to be, adversely affected by health epidemics, pandemics and other outbreaks of infectious disease.”
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
Annual Contract Value
We define Annual Contract Value (ACV) for an individual customer agreement as the total fixed fees under the agreement divided by the number of years in the agreement term. Our total ACV is the aggregate ACVs for all our customers as measured at a given point in time. Total fixed fees include licensing, support and maintenance and other fixed fees under IP licensing or software licensing agreements but exclude variable revenue derived from licensing agreements with customers, particularly royalties. ACV was $53.6 million and $48.6 million as of June 30, 2023 and 2022, respectively. In addition, total ACV and trailing-twelve-months royalties and other revenue was $58.2 million and $51.7 million as of June 30, 2023 and 2022, respectively. We monitor ACV to measure our success and believe the increase in the number shows our progress in expanding our customers’ adoption of our platform.
Active Customers and Customer Retention
We define Active Customers as customers who have entered into a license agreement with us that remains in effect. The retention and expansion of our relationships with existing customers are key indicators of our revenue potential. We added 12 and nine net new Active Customers during the three months ended June 30, 2023 and 2022, respectively. Our annual average customer retention rate was 98% from June 30, 2022 to June 30, 2023. ACV fluctuates due to a number of factors, including the timing, duration and dollar amount of customer contracts.
Confirmed Design Starts
We define Confirmed Design Starts as when customers confirm their commencement of new semiconductor designs using our interconnect IP and notify us. Confirmed Design Starts is a metric management uses to assess the activity level of our customers in terms of the number of new semiconductor designs that are started using our interconnect IP in a given period. Our interconnect IP and NoC interface IP customer base started a total of 22 and 18 designs during the three months ended June 30, 2023 and 2022, respectively. We believe that the number of Confirmed Design Starts is an important indicator of the growth of our business and future royalty revenue trends.
Remaining Performance Obligations
We define Remaining Performance Obligations (RPO) as the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and unbilled cancelable and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
The RPO amount is intended to provide visibility into future revenue streams. We expect RPO to fluctuate up or down from period to period for several reasons, including amounts, timing, and duration of customer contracts, as well as the timing of billing cycles for each contract. Our RPO was $65.1 million and $55.7 million as of June 30, 2023 and 2022, respectively.

Components of Our Results of Operations
Revenue: Our revenue is primarily derived from licensing intellectual property, licensing software, support and maintenance services, professional services, training services, and royalties. Our agreements often include other service elements including training and professional services which were immaterial for the three and six months ended June 30, 2023 and 2022, respectively.
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
Besides application engineer support services, support and maintenance services also consist of a stand-ready obligation to provide technical support and software updates over the support term. Generally, the first-year of technical support and software updates are bundled with and into the license fee with a customer option to renew additional years of support throughout the license term. However, we may continue to provide technical support and software updates throughout the license term even if the customer does not renew these services in subsequent years, making the license term and support and maintenance term co-terminus.
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

Our SIA solutions product and CSRCompiler product arrangements provide customers the right to software licenses, software updates and technical support. The software licenses are time-based licenses with terms generally ranging from one to three years. These arrangements generally have two distinct performance obligations that consist of transferring the licensed software and the support and maintenance service. Support and maintenance services consist of a stand-ready obligation to provide technical support and software updates over the support term. For the majority of these contracts, there are no termination rights and the transaction price is non-refundable. Revenue allocated to the software license is generally recognized at a point in time upon the later of the delivery date or the beginning of the license period, and revenue allocated to support services is recognized ratably over the support term. Certain SIA solutions contracts include termination rights that allow the customer to cancel and receive a pro-rata refund on support and maintenance services at the end of each month of the contract period, which results in a ratable recognition of the related license revenue over the contract term.Cost of revenue: Cost of revenue relates to costs associated with our licensing agreements and support and maintenance, including applicable FAE personnel-related costs such as stock-based compensation, travel, amortization of developed technology acquired intangibles and allocated overhead. We expect cost of revenue as a percentage of revenue to modestly decline over time due to productivity improvements of our FAE processes.

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
Other income (expense), net: Other income (expense), net consists primarily of interest income earned on our cash and cash equivalents and available-for-sale investments, gains and losses from foreign currency exchange, gain on deconsolidation of subsidiary, realized gains and losses from available-for-sale investments as well as deferred income.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
Total revenue	$14,734	$14,822	$27,888	$26,577
Cost of revenue (1)	1,225	1,289	2,349	2,268
Gross profit	13,509	13,533	25,539	24,309
Operating expenses:
Research and development (1)	12,087	10,371	23,468	19,827
Sales and marketing (1)	5,601	4,456	10,606	8,377
General and administrative (1)	4,504	4,132	8,905	8,147
Total operating expenses	22,192	18,959	42,979	36,351
Loss from operations	(8,683)	(5,426)	(17,440)	(12,042)
Interest expense	(27)	(18)	(59)	(38)
Other income (expense), net	835	127	1,743	66
Loss before provision for income taxes and loss from equity method investment	(7,875)	(5,317)	(15,756)	(12,014)
Loss from equity method investment, net of tax	734	—	1,568	—
Provision for income taxes	556	351	851	474
Net loss	$(9,165)	$(5,668)	$(18,175)	$(12,488)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$122	$260	$205	$356
Research and development	2,485	1,493	3,914	2,637
Sales and marketing	737	728	1,422	999
General and administrative	938	903	1,726	1,701
Total stock-based compensation	$4,282	$3,384	$7,267	$5,693

The following table summarizes our results of operations as a percentage of total revenue for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(as a percentage of total revenue)
Total revenue	100%	100%	100%	100%
Cost of revenue	8	9	8	9
Gross profit	92	91	92	91
Operating expenses:
Research and development	82	70	84	75
Sales and marketing	38	31	38	31
General and administrative	31	27	32	30
Total operating expenses	151	128	154	136
Loss from operations	(59)	(37)	(62)	(45)
Interest expense	—	—	—	—
Other income (expense), net	6	1	6	—
Loss before provision for income taxes and loss from equity method investment	(53)	(36)	(56)	(45)
Loss from equity method investment, net of tax	5	—	6	—
Provision for income taxes	4	2	3	2
Net loss	(62)%	(38)%	(65)%	(47)%
Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Licensing, support and maintenance	$12,998	$14,033	$(1,035)	(7)%
Variable royalties	1,700	587	1,113	190%
Other	36	202	(166)	(82)%
Total	$14,734	$14,822	$(88)	(1)%
Revenue from licensing, support and maintenance decreased $1.0 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily due to change in timing of revenue recognition for certain arrangements for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. As a result of the change in timing of revenue recognition, a substantial majority of the revenue derived from certain contracts will be recognized in future quarters. Growth in our variable royalty revenue was due to timing of revenue recognition mainly from fixed and up-front royalties from certain customers in the second quarter of 2023.
Cost of revenue

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Cost of revenue	$1,225	$1,289	$(64)	(5)%
Cost of revenue remained relatively flat for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Operating expenses

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Research and development	$12,087	$10,371	$1,716	17%
Sales and marketing	5,601	4,456	1,145	26%
General and administrative	4,504	4,132	372	9%
Total operating expenses	$22,192	$18,959	$3,233	17%
Research and development expenses
R&D expenses increased, $1.7 million, or 17%, to $12.1 million for the three months ended June 30, 2023 from $10.4 million for the three months ended June 30, 2022. The increase in R&D expenses was due to higher employee-related costs of $1.0 million primarily attributable to increased engineering headcount to support our continued growth and investment in our interconnect technology and SIA solutions. We also incurred higher stock-based compensation expense of $1.0 million, primarily related to the modification of certain performance stock unit awards as well as new grants in 2022, partially offset by a decrease in professional fees of $0.5 million.
Sales and marketing expenses
S&M expenses increased, $1.1 million, or 26%, to $5.6 million for the three months ended June 30, 2023 from $4.5 million for the three months ended June 30, 2022. The increase in S&M expenses was primarily due to higher employee-related costs of $0.7 million mainly driven by increased headcount to support growth of our business. We also incurred company-wide event costs of $0.2 million primarily due to an in-person sales event.
General and administrative expenses
G&A expenses increased, $0.4 million, or 9%, to $4.5 million for the three months ended June 30, 2023 from $4.1 million for the three months ended June 30, 2022. The increase in G&A expenses was primarily due to higher professional fees of $0.3 million driven by legal expenses related to our intellectual property litigation.
Interest expense

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Interest expense	$(27)	$(18)	$(9)	50%
Interest expense remained relatively flat for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Other income (expense), net

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Other income (expense), net	$835	$127	$708	*
* Not meaningful
Other income (expense), net was $0.8 million for the three months ended June 30, 2023, compared to $0.1 million for the three months ended June 30, 2022. The increase in other income (expense), net was primarily due to higher interest rates on cash balances and interest income earned on our available-for-sale investments.
Loss from equity method investment

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Loss from equity method investment	$734	$—	$734	*
* Not meaningful
Loss from equity method investment was $0.7 million for the three months ended June 30, 2023, compared to zero for the three months ended June 30, 2022, representing our proportionate share of Transchip’s net loss during the first quarter of 2023 that we record on a one-quarter lag.
Provision for income taxes

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Provision for income taxes	$556	$351	$205	58%
The provision for income taxes was $0.6 million for the three months ended June 30, 2023 compared to $0.4 million for the three months ended June 30, 2022. The increase in our income tax expense was due to a change in the forecasted geographic mix of worldwide earnings which are taxed at different statutory tax rates, the impact of losses in jurisdictions which have full valuation allowances, and changes in current year foreign withholding taxes. Foreign withholding taxes are generally assessed on gross revenue generated, rather than pre-tax income, in certain countries in which the Company does not file an income tax return.
Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Licensing, support and maintenance	$24,842	$24,608	$234	1%
Variable royalties	2,990	1,571	1,419	90%
Other	56	398	(342)	(86)%
Total	$27,888	$26,577	$1,311	5%
Licensing and support and maintenance revenue for the six months ended June 30, 2023 remained relatively flat compared to the six months ended June 30, 2022. Growth in our variable royalty revenue was due to timing of revenue recognition mainly from fixed and up-front royalties from certain customers in the second quarter of 2023. Other revenue decreased for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to completion of professional services in the first half of 2023.

Cost of revenue

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Cost of revenue	$2,349	$2,268	$81	4%
Cost of revenue for the six months ended June 30, 2023 remained relatively flat compared to the six months ended June 30, 2022.
Operating expenses

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Research and development	$23,468	$19,827	$3,641	18%
Sales and marketing	10,606	8,377	2,229	27%
General and administrative	8,905	8,147	758	9%
Total operating expenses	$42,979	$36,351	$6,628	18%
Research and development expenses
R&D expenses increased, $3.6 million, or 18%, to $23.5 million for the six months ended June 30, 2023 from $19.8 million for the six months ended June 30, 2022. The increase in R&D expenses was due to higher employee-related costs of $2.1 million primarily attributable to increased engineering headcount to support our continued growth and investment in our interconnect technology and SIA solutions. We also incurred higher stock-based compensation expense of $1.3 million, primarily related to the modification of certain performance stock unit awards as well as new grants in 2022.
Sales and marketing expenses
S&M expenses increased, $2.2 million, or 27%, to $10.6 million for the six months ended June 30, 2023 from $8.4 million for the six months ended June 30, 2022. The increase in S&M expenses was primarily due to higher employee-related costs of $1.0 million mainly driven by increased headcount to support growth of our business. We also incurred higher stock-based compensation expense of $0.4 million primarily related to new grants in 2022, higher professional fees of $0.3 million and an increase in company-wide event costs of $0.2 million primarily due to an in-person sales event.
General and administrative expenses
G&A expenses increased, $0.8 million, or 9%, to $8.9 million for the six months ended June 30, 2023 from $8.1 million for the six months ended June 30, 2022. The increase in G&A expenses was primarily due to higher professional fees of $0.7 million driven by legal expenses related to our intellectual property litigation.
Interest expense

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Interest expense	$(59)	$(38)	$(21)	55%
Interest expense remained relatively flat for the six months ended June 30, 2023 and compared to the six months ended June 30, 2022.

Other income (expense), net

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Other income (expense), net	$1,743	$66	$1,677	*
* Not meaningful
Other income (expense), net was $1.7 million for the six months ended June 30, 2023, compared to $0.1 million for the six months ended June 30, 2022. The increase in other income (expense), net was primarily due to higher interest rates on cash balances and interest income earned on our available-for-sale investments.
Loss from equity method investment

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Loss from equity method investment	$1,568	$—	$1,568	*
* Not meaningful
Loss from equity method investment was $1.6 million for the six months ended June 30, 2023, compared to zero for the six months ended June 30, 2022, representing our proportionate share of Transchip’s net loss during the fourth quarter of 2022 and first quarter of 2023 that we record on a one-quarter lag.
Provision for income taxes

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Provision for income taxes	$851	$474	$377	80%
Provision for income taxes for the six months ended June 30, 2023 was $0.9 million, compared to $0.5 million for the six months ended June 30, 2022. The increase in our income tax expense was due to a change in the forecasted geographic mix of worldwide earnings which are taxed at different statutory tax rates, the impact of losses in jurisdictions which have full valuation allowances, and changes in current year foreign withholding taxes. Foreign withholding taxes are generally assessed on gross revenue generated, rather than pre-tax income, in certain countries in which the Company does not file an income tax return.
Liquidity and Capital Resources
Since inception, we have financed operations primarily from payments received from our customers, the net proceeds from the sale of our common stock in the IPO as well as the net proceeds from the private issuance of our convertible preferred stock and common stock. As of June 30, 2023, we had $55.0 million in cash and cash equivalents and short-term investments of which $2.0 million was held by our foreign subsidiaries.
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

Cash Flows
The following table summarizes changes in our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(9,944)	$(1,163)
Net cash provided by (used in) investing activities	$371	$(725)
Net cash used in financing activities	$(1,128)	$(2,636)
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
For the six months ended June 30, 2023, net cash used in operating activities was $9.9 million primarily due to our net loss of $18.2 million, adjusted for non-cash charges of $9.0 million and $0.8 million changes in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $7.3 million, loss from our equity method investment of $1.6 million and depreciation and amortization of $1.3 million, partially offset by amortization of deferred income of $0.6 million and net accretion of discounts on available-for-sale securities of $0.5 million. The drivers of the changes in operating assets and liabilities were a $2.7 million increase in deferred revenue, partially offset by a $2.4 million increase in accounts receivable, a $0.7 million increase in prepaid expense and other current assets and a $0.4 million decrease in accounts payable.
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
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2023 was $0.4 million, primarily attributable to proceeds from maturities of available-for-sale securities, partially offset by purchases of property and equipment and available-for-sale securities.
Net cash used in investing activities for the six months ended June 30, 2022 was $0.7 million primarily attributable to payments related to investment in our equity method investee. See Note 13, Equity Method Investment,to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional discussion of the Company’s transactions with Transchip.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2023 was $1.1 million, primarily attributable to payments of contingent consideration for business combination of $1.0 million.
Net cash used in financing activities for the six months ended June 30, 2022 was $2.6 million, primarily attributable to payments of contingent consideration for business acquisition of $1.6 million and payments to tax authorities for shares withheld from employees of $0.8 million.

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
Recently Issued and Adopted Accounting Pronouncements
For more information regarding recently issued accounting pronouncements, see Note 2 Basis of Presentation and Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Part II - Other Information
Item 1. Legal Proceedings
See Note 11 Commitments and Contingencies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
■Even if we succeed in securing design wins for our IP interconnect and other solutions and our SoC Integration Automation software (SIA) solutions (formerly IP deployment solutions), we may not generate timely or sufficient margins or margins from those wins and our financial results could suffer.
■We continually pursue new IP interconnect, SoC integration automation, and other technology initiatives, and if we fail to successfully carry out these initiatives, our business could be harmed.
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
Often, we compete against larger companies that possess substantial financial, technical, research and development and engineering resources that can be deployed so they can develop their IP solutions internally. In addition, we compete against other third-party providers of IP integration solutions, such as Openedges Technologies Inc., Signature IP, TrueChip, SkyeChip, Sdn. Bhd, EXTOLL GmbH, and Arm Limited, that similarly possess substantial financial, technical, research and development and engineering resources. In certain cases, competitive companies may be supported by local or international government funding and similar resources. Varying combinations of these resources provide advantages to these competitors that enable them to influence industry trends and the pace at which they adapt to these trends. A strong competitive response from one or more of our competitors to our marketplace efforts, or a shift in customer preferences to competitors’ products, could result in increased pressure to lower our prices more rapidly than anticipated, increased sales and marketing expense, and/or market share loss. The consolidation of our competitors or collaboration among our competitors to deliver more comprehensive offerings than they could individually, may also impact our ability to compete effectively. To the extent our revenue is negatively impacted by competitive pressures and reduced pricing, our business could be harmed.
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
■Whether any competitor substantially increases its engineering and marketing resources to compete with us in the semiconductor SIA software technology arena.

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
■Our ability to compete on the basis of payment and pricing, features and terms.
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
We have incurred net losses in certain periods historically. We incurred a net loss of $27.4 million in 2022. Our net loss was $9.2 million and $5.7 million for the three months ended June 30, 2023 and 2022, respectively and $18.2 million and $12.5 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $84.6 million. We have spent significant funds on organizational and start-up activities, to recruit engineers and other employees and to support our research and development. The net losses we incur may fluctuate significantly from quarter to quarter and may increase as a result of geopolitical and market fluctuations, inflation, slow downs and/or recessionary pressures, the COVID-19 pandemic and other global economic factors.

Our long-term success is dependent upon our ability to successfully market our interconnect IP and SIA solutions, develop new interconnect IP and SIA solutions, earn revenue, obtain additional capital when needed and, ultimately, to maintain profitable operations. We will need to generate significant additional revenue to achieve profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not maintain or increase profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
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
Moreover, even after customers agree to incorporate our technology into their end products, the design cycle is long and may be delayed due to factors beyond our control, which may result in our customers’ product not reaching the market until long after our initial design win, which we define as winning the competitive bid selection process. From initial product design-in to volume production, many factors could impact the timing and/or amount of sales actually realized from the design-in. These factors include, but are not limited to, changes in the competitive position of our customers’ product, our customers’ financial stability, and our customers’ ability to ship products under our customers’ original schedule. Moreover, several external factors affect our customers’ ability and willingness to start their own new product designs and to manufacture and ship their products, including target product market conditions, our customers’ financial stability, our customers’ competitive positioning and external economic conditions (such as, but not, limited to inflation, recessions, customer and end market supply chain constraints, geopolitical conflict, sanctions, and competition) that may prolong the customers’ decision-making process and design cycle.
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
The semiconductor IP industry is a relatively small and emerging industry. Our future growth will depend on the level of market acceptance of our third-party licensable IP model, the variety of IP offerings available on the market and the shift in customer preference away from in-house development of semiconductor IP technologies and SIA. Furthermore, the third-party licensable IP model is highly dependent on the market adoption of new services and products, including in the automotive market, enterprise computing market, communications market, consumer electronics market, and industrial market. Such market adoption is important because the increased cost associated with ownership and maintenance of the more complex architectures in SoCs needed for the advanced services and products and time to market pressures on our customers may motivate companies to license third-party IP rather than design them in-house.
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
Even if we succeed in securing design wins for our IP interconnect and other solutions and our SIA solutions, we may not generate timely or sufficient margins or margins from those wins and our financial results could suffer.
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
We continually pursue new IP interconnect, SoC integration automation, and other technology initiatives, and if we fail to successfully carry out these initiatives, our business could be harmed.
As part of the evolution of our business, we have made substantial investments to develop IP interconnect, SoC integration automation solutions, other technology initiatives, and enhancements to existing technologies we license through our acquisitions and research and development efforts. Continuing to meet the requirements of smaller die size, lower power consumption, a higher frequency of operation and management of critical net latency in a timely and cost-effective manner for chips used in the automotive market, enterprise computing market, communications market, consumer electronics market, and industrial market have resulted in increased SoC design complexity for chips used in these markets. If we are unable to meet these demands for increased SoC design complexity, if we are unable to anticipate technological changes in our industry by introducing new or enhanced IP interconnect and other solutions and/or SIA solutions in a timely and cost-effective manner, or if we fail to introduce new technologies that meet market demand, we may lose our competitive position, our products may become obsolete, and our business could be harmed.
Moreover, new technologies and products may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically or originally anticipated.
Additionally, from time to time, we invest in expansion into adjacent markets, including the acquisition of Magillem and Semifore, and our growth into the SIA solutions market. Although we believe these solutions are complementary to our IP interconnect solutions, we have less experience and a more limited operating history in offering software that, among other things, manages register configurations of IP blocks, assembles multiple IP blocks into SoC platforms and links design parameters and metadata to documentation, and our ongoing efforts in this area may not be successful. Our success in these product areas depend on a variety of factors, including the following:
■Our ability to continue to attract new customers in industries in which we have less experience.
■Our successful development of sales and marketing strategies that meet customer requirements.
■Our ability to accurately predict, prepare for, and promptly respond to technological developments in existing and new fields.
■Our ability to compete with new and existing competitors, many of which may have more financial resources, industry experience, brand recognition, relevant IP rights, and/or more established customer relationships than we currently do, and they could include free and open-source solutions that provide similar SIA solutions.
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
We currently devote substantial resources to the research and development of new and enhanced interconnect IP and SIA solutions. However, we may be required to devote more resources than anticipated to address design requirements for specific target markets, new competitors, technological advances in the semiconductor industry or by competitors, our acquisitions, our entry into new markets, or other competitive factors. If we are required to invest significantly greater resources than anticipated without a corresponding increase in revenue, our operating results could decline. Additionally, our periodic research and development expenses may be independent of our level of revenue, which could negatively impact our financial results. We expect these expenses to be significant and increase in the foreseeable future as our technology development efforts continue, and there can be no guarantee that our research and development investments will result in products that create additional revenue.
We may also decide to increase our research and development investment to seize customer or market opportunities, which could negatively impact our financial results.
We continue to experience hiring challenges, including for engineering resources.
Product errors or defects could expose us to liability and harm our reputation and we could lose market share.
Software products frequently contain errors or defects, especially when first introduced, when new versions are released, or when integrated with technologies developed by acquired companies. Product errors, including those resulting from third-party suppliers, could negatively affect the performance or interoperability of our IP interconnect and SIA solutions, could delay the development or release of new solutions or new versions and could adversely affect market acceptance or perception of our technology. In addition, any allegations of manufacturability issues resulting from use of our IP interconnect and other solutions or semiconductor design efficiency issues resulting from our SIA solutions could, even if untrue, adversely affect our reputation and our customers’ willingness to license our technology. Any such errors or delays in releasing new products or new versions of products or allegations of unsatisfactory performance could cause us to lose customers, increase our service costs, subject us to liability for damages and divert our resources from other tasks, any one of which could harm our business and operating results.
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
We derived 59.3% of our revenue for 2022 from sales to customers outside of the United States. In particular, we derived 28.8% of our revenue in 2022 from customers located in China. For the six months ended June 30, 2023, 66.5% of our revenue was derived from sales to customers outside of the United States and 29.9% of our revenue was derived from customers located in China. We expect our revenue from China to decrease due to the applicable U.S. government trade restrictions. As a result, the economic, political, legal and social conditions in China could harm our business. In addition, we have offices globally with our sales and research and development being conducted in offices located in the San Francisco Bay Area, Texas, France, China, South Korea, and Japan. Moreover, conducting business outside the United States subjects us to a number of additional risks and challenges, including:
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
These factors, individually or in combination, could impair our ability to effectively operate one or more of our foreign facilities or deliver our semiconductor IP or SIA solutions, result in unexpected and material expenses, or cause an unexpected decline in the demand for our products in certain countries or regions. Our failure to manage the risks and challenges associated with our international business and operations could harm our business.
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
Public health threats, such as COVID-19, influenza and other highly communicable diseases or viruses, outbreaks of which have from time to time occurred in various parts of the world in which we operate could adversely impact our operations, as well as the operations of our customers, end users of our products, and our and their respective vendors, suppliers and other business partners. Any of these public health threats and related consequences could adversely affect our financial results and could reduce our ability to access capital.
The ultimate extent of the impact of any epidemic, pandemic, or other health crisis on our business will depend on multiple factors that are highly uncertain and cannot be predicted, including its severity, location and duration, and actions taken to contain or prevent further its spread. Additionally, such crises, could increase the magnitude of many of the other risks described in this Quarterly Report on Form 10-Q, and may have other material adverse effects on our operations that we are not currently able to predict. If our business and the markets in which we operate experience a prolonged occurrence of adverse public health conditions, it could materially adversely affect our business, financial condition, and results of operations.
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
License agreements for our interconnect IP are generally treated as ratable revenue, with revenue being recognized evenly over the license term. The majority of software license agreements for our SIA solutions and CSRCompiler product are generally treated as point in time revenue at the start of the license period, so past revenue may not be indicative of the amount of revenue in any future period. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers, or continuing or expanding our relationships with existing customers. However, revenue recognized from licensing arrangements vary significantly from period to period, depending on the number and size of deals closed during a quarter, and is difficult to predict. In addition, as we expand our business into new markets, our licensing deals may be smaller in volume but greater in value in volume, which may further fluctuate our licensing revenue quarter to quarter. Our ability to succeed in our licensing efforts will depend on a variety of factors, including the market positioning, performance, delivery, quality, breadth and depth of our current and future IP interconnect and other solutions as well as our sales and marketing skills. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.
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
Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. Our gross margins and financial results will suffer if we are unable to offset reductions in our average selling prices by reducing our costs, developing new or enhanced products or solutions on a timely basis with higher selling prices or gross margins, or increasing our sales volumes. In addition, there is significant pressure to maintain low royalty rates in certain markets where the end product may have a low average sales price, such as many consumer electronics products. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products on future or renewal agreements be lower than our historic royalty rates. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates on future or renewal agreements as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease with new or renewed customers, thereby decreasing future anticipated revenue and cash flow. Variable royalty revenue was 11% of our revenue for the six months ended June 30, 2023. Therefore, a significant decrease in our royalty revenue could materially adversely affect our operating results.
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
We have operations and assets in the U.S. as well as foreign jurisdictions, and we prepare our consolidated financial statements in U.S. dollars, but a portion of our earnings and expenditures are denominated in other currencies. We therefore must translate our foreign assets, liabilities, revenue and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar may negatively affect the value of these items in our financial statements. In addition, since many of our sales in foreign jurisdictions are denominated in U.S. dollars, fluctuations in the value of foreign currencies relative to the U.S. dollar may effectively increase the price of our products in the currency of the jurisdiction in which the sale took place and may result in our products becoming too expensive for non-U.S. customers who do not conduct their business in U.S. dollars. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations. If the volume of our international operations increases and foreign currency exchange rates change, the impact to our consolidated statements of operations could be significant and may affect the comparability of operating results. The impact from foreign currency exchange for the six months ended June 30, 2023 was immaterial. We do not believe a 10% increase or decrease in foreign exchange rates would have resulted in a material impact to our operating results. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in the value of our net foreign currency investment, and our business may be harmed.
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
Furthermore, potential acquisitions, investments, divestitures, joint ventures and other strategic transactions, whether or not consummated, may divert our management’s attention and require considerable cash outlays at the expense of our existing operations. This, and any of the risks set forth above, could harm our business.
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
■market acceptance of our semiconductor IP and other solutions, and our SIA solutions;
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
We seek to protect our proprietary technology and innovations, particularly those relating to the design of our products, through patents, trade secrets and other IP rights. As of June 30, 2023, we had 145 total allowed or issued patents, pending patent applications and non-expired provisional patent applications worldwide. Of these, we had 65 allowed or issued patents, 59 of which are U.S. allowed or issued patents, three of which are allowed or issued China patents, one is a U.K. issued patent, one is a Japan issued patent, and one is a South Korea issued patent. The 65 allowed or issued patents generally expire between July 2035 and December 2041. As of June 30, 2023, we had 80 pending non-provisional and provisional patent application filings, including 33 in the United States, 21 in Europe, 18 in China, five in South Korea and three in Japan. Maintenance of patent portfolios, particularly outside of the United States, is expensive, and the process of seeking patent protection is lengthy and costly. While we intend to maintain our current portfolio of patents and to continue to prosecute our currently pending patent applications and file future patent applications when appropriate, the value of these actions may not exceed their expense. Existing patents and those that may be issued from any pending or future applications may be subject to challenges, invalidation or circumvention, and the rights granted under our patents may not provide us with meaningful protection or any commercial advantage. In addition, the protection afforded under the patent laws of one country may not be the same as that in other countries. This means, for example, that our right to exclusively commercialize a product in those countries where we have patent rights for that product can vary on a country-by-country basis. We also may not have the same scope of patent protection in every country where we do business.

Additionally, it is difficult to predict the impact of generative artificial intelligence (AI) on our intellectual property rights risk portfolio and costly to monitor the use of our IP. It may be the case that our IP is already being infringed and infringement may occur in the future without our knowledge. Litigation may be necessary to enforce our IP rights. While it is our policy to protect and defend our rights to our IP, we cannot predict whether steps taken by us to enforce and protect our IP rights will be adequate to prevent infringement, misappropriation, or other violations of our IP rights. Any inability to meaningfully enforce our IP rights could harm our ability to compete. Moreover, in any lawsuit we bring to enforce our IP rights, a court may refuse to stop the other party from using the technology at issue on grounds that our IP rights do not cover the technology in question. Further, in such proceedings, the defendant could counterclaim that our IP is invalid or unenforceable and the court may agree, in which case we could lose valuable IP rights. Any litigation of this nature, regardless of outcome or merit, could materially harm our business and hurt our competitive advantage.
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
The semiconductor industry is ripe with patent assertion entities and is characterized by frequent litigation regarding patent and other IP rights. From time to time, we receive communications from or are sued by third parties that allege that our products or technologies infringe their patent or other IP rights. As a public company with an increased profile and visibility, we may receive similar communications in the future. Lawsuits or other proceedings resulting from allegations of infringement could subject us to significant liability for damages, invalidate our proprietary rights and harm our business. We may not prevail in lawsuits alleging patent infringement given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products, technologies or services from which we derive or expect to derive a substantial portion of our revenues, were found to infringe on another company’s intellectual property rights (IPR), we could be subject to damages, an injunction and/or other equitable relief that would force the removal of such product from the market or we could be required to redesign such product, or take a license to the third party technology, which could be costly. We could also be ordered to pay damages or other compensation, including punitive damages and attorneys’ fees to such other company. A negative outcome in any such litigation could also severely disrupt the sales of our marketed products to our customers or their customers, which in turn could harm our relationships with our customers, our market share and our product revenues. Even if we are ultimately successful in defending any intellectual property litigation, such litigation is expensive and time consuming, will divert our management’s attention from our business and may harm our reputation.
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
We are also subject to European Union rules with respect to cross-border transfers of personal data out of the EEA and the UK. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the UK to the United States. In July 2020, the Court of Justice of the EU (CJEU) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (SCCs). In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. The CJEU went on to state that if a competent supervisory authority believes that the SCCs cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission has published revised SCCs, which must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised SCCs by December 27, 2022. We currently rely on the SCCs to transfer personal data outside the EEA and the UK, including to the U.S., with respect to both intragroup and third party transfers. We will be required to implement the revised applicable SCCs within the relevant time frames. In addition, the UK’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the UK under the UK GDPR. This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing SCCs arrangements must be migrated to the new documentation by March 21, 2024. We will be required to implement the latest UK data transfer documentation for data transfers subject to the UK GDPR, within the relevant time frames. These recent developments may require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to in the U.S. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines.

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
We derived zero and 0.7% of our revenue in the form of royalties in the six months ended June 30, 2023 and the year ended 2022, respectively, from parties that are subject to the Entity List of the EAR (a list of entities to which the transfer of EAR-controlled technology or software requires a U.S. export license), including Chongxin Bada Technology Development Co., Ltd. (Bada), HiSilicon Technologies Co. Ltd. (HiSilicon), and SZ DJI Technology Co., Ltd. Current and future business with these entities may be limited in scope or suspended entirely in order to comply with the EAR and as a result, our revenue could be adversely impacted. Regulatory changes concerning the export classification of our products, changes to the applicability of the EAR to certain product offerings, or the addition of new entities to the restricted party lists can further increase the scope of export restrictions applicable to our business. Failure to obtain export licenses for our products or having one or more of our customers be restricted from receiving exports from us could significantly reduce our revenue and harm our business.

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
For the six months ended June 30, 2023, we derived 29.9% of our revenue from customers located in China. As a result, the economic, political, legal and social conditions in China could harm our business. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the IP we develop in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Some of the other risks related to doing business in China include:
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of June 30, 2023, we had approximately 36.0 million shares of common stock outstanding.
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
As of June 30, 2023, K. Charles Janac, our President, Chief Executive Officer and Chairman, held voting power over approximately 29.1% of our outstanding voting stock. Therefore, this stockholder will have the ability to influence us through this ownership position. For example, this stockholder may be able to exercise significant influence over elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise could dilute the ownership and voting power of our other stockholders.
We have 300,000,000 shares of common stock authorized as of June 30, 2023. In addition, our Certificate of Incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our Certificate of Incorporation authorizes us to issue shares of common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock from time to time, for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, an acquisition, an investment, our stock incentive plans or otherwise. Such additional shares of our common stock or such other securities may be issued at a discount to the market price of our common stock at the time of issuance. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. As discussed below, the potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock. Any issuance of such securities could result in substantial dilution to our existing stockholders and cause the market price of shares of our common stock to decline.
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
From time to time, we may be party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, third-party contractors, IPR, employment matters or other aspects of our business. We may face claims based on IPR from individuals, companies, non-practicing entities, academic and research institutions, and other parties, including claims from multiple sources against us and other companies. Claims that our products infringe the IPR of others, regardless of merit, may cause us to incur large costs to respond to, defend and resolve the claims, and they may divert the efforts and attention of our management and technical personnel from our operations.
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
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 plans:
On May 11, 2023, Nick Hawkins, Chief Financial Officer, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) and originally adopted on December 15, 2022 for the sale of up to 64,633 shares of the Company’s common stock until May 31, 2024.
On May 12, 2023, Nick Hawkins, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 168,104 shares of the Company’s common stock until August 31, 2024.

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

Date: August 3, 2023

Arteris, Inc.

By:	/s/ K. Charles Janac
Name:	K. Charles Janac
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nicholas B. Hawkins
Name:	Nicholas B. Hawkins
Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)