Form 10-Q
period 2023-09-30
Arteris, Inc.
filed 2023-11-07
CIK 1667011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40960
Arteris, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-0117058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 E. Hamilton Ave., Suite 300
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of October 31, 2023, there were 36,854,383 shares of the registrant’s common stock outstanding.

Part I - Financial Information
Item 1. Financial Statements
Arteris, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	As of
	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$18,627	$37,423
Short-term investments	27,734	30,728
Accounts receivable, net of allowance of $0 and $250 as of September 30, 2023 and December 31, 2022, respectively	10,370	7,143
Prepaid expenses and other current assets	5,249	5,818
Total current assets	61,980	81,112
Property and equipment, net	5,430	3,617
Long-term investments	10,287	4,427
Equity method investment	9,410	11,897
Operating lease right-of-use assets	1,598	1,883
Intangibles, net	4,050	4,575
Goodwill	4,178	4,218
Other assets	5,238	3,787
TOTAL ASSETS	$102,171	$115,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$445	$572
Accrued expenses and other current liabilities	11,983	12,095
Operating lease liabilities, current	571	899
Deferred revenue, current	29,898	28,839
Vendor financing arrangements, current	1,623	1,264
Total current liabilities	44,520	43,669
Deferred revenue, noncurrent	22,647	21,840
Operating lease liabilities, noncurrent	1,038	1,009
Vendor financing arrangements, noncurrent	1,378	448
Deferred income, noncurrent	9,108	9,993
Other liabilities	1,451	1,022
Total liabilities	80,142	77,981
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, par value of $0.001 - 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, par value of $0.001 - 300,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 36,826,655 and 34,625,875 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	37	34
Additional paid-in capital	114,652	103,778
Accumulated other comprehensive income	46	101
Accumulated deficit	(92,706)	(66,378)
Total stockholders' equity	22,029	37,535
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,171	$115,516
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue
Licensing, support and maintenance	$12,084	$11,135	$36,926	$35,743
Variable royalties and other	1,190	1,463	4,236	3,432
Total revenue	13,274	12,598	41,162	39,175
Cost of revenue	1,280	928	3,629	3,196
Gross profit	11,994	11,670	37,533	35,979
Operating expenses:
Research and development	10,997	11,022	34,465	30,849
Sales and marketing	5,024	4,411	15,630	12,788
General and administrative	4,426	3,991	13,331	12,138
Total operating expenses	20,447	19,424	63,426	55,775
Loss from operations	(8,453)	(7,754)	(25,893)	(19,796)
Interest expense	(77)	(22)	(136)	(60)
Other income (expense), net	898	340	2,641	406
Loss before income taxes and loss from equity method investment	(7,632)	(7,436)	(23,388)	(19,450)
Loss from equity method investment, net of tax	919	—	2,487	—
Provision for (benefit from) income taxes	(398)	248	453	722
Net loss	$(8,153)	$(7,684)	$(26,328)	$(20,172)

Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.23)	$(0.75)	$(0.63)
Weighted average shares used in computing per share amounts, basic and diluted	36,010,106	32,836,014	35,291,207	32,228,429
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss	$(8,153)	$(7,684)	$(26,328)	$(20,172)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities, net of tax	12	(21)	(55)	(21)
Comprehensive loss	$(8,141)	$(7,705)	$(26,383)	$(20,193)
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—June 30, 2023	36,033,361	$36	$111,403	$34	$(84,553)	$26,920
Issuance of common stock upon exercise of stock options	135,750	—	43	—	—	43
Issuance of common stock for settlement of Restricted Stock Units (RSUs)	728,362	1	(1)	—	—	—
Tax withholding on RSUs settlement	(70,818)	—	(507)	—	—	(507)
Stock-based compensation expense	—	—	3,714	—	—	3,714
Unrealized gains on available-for-sale securities, net of tax	—	—	—	12	—	12
Net loss	—	—	—	—	(8,153)	(8,153)
BALANCE—September 30, 2023	36,826,655	$37	$114,652	$46	$(92,706)	$22,029

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total

BALANCE—June 30, 2022	32,622,817	$33	$97,237	$(81)	$(51,479)	$45,710
Issuance of common stock upon exercise of stock options	255,108	—	173	—	—	173
Issuance of common stock for settlement of restricted stock units	614,184	—	—	—	—	—
Tax withholding on RSUs settlement	(171,218)	—	(1,210)	—	—	(1,210)
Stock-based compensation expense	—	—	3,389	—	—	3,389
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(7,684)	(7,684)
BALANCE—September 30, 2022	33,320,891	$33	$99,589	$(102)	$(59,163)	$40,357
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—December 31, 2022	34,625,875	$34	$103,778	$101	$(66,378)	$37,535
Issuance of common stock upon exercise of stock options	779,227	1	459	—	—	460
Issuance of common stock for settlement of restricted stock units	1,503,925	2	(2)	—	—	—
Tax withholding on RSUs settlement	(82,372)	—	(564)	—	—	(564)
Stock-based compensation expense	—	—	10,981	—	—	10,981
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	(26,328)	(26,328)
BALANCE—September 30, 2023	36,826,655	$37	$114,652	$46	$(92,706)	$22,029

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total

BALANCE—December 31, 2021	31,530,682	$31	$91,945	$(81)	$(38,991)	$52,904
Issuance of common stock upon exercise of stock options	1,022,050	2	615	—	—	617
Issuance of common stock for settlement of restricted stock units	1,008,620	—	—	—	—	—
Tax withholding on RSUs settlement	(240,461)	—	(2,053)	—	—	(2,053)
Stock-based compensation expense	—	—	9,082	—	—	9,082
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(20,172)	(20,172)
BALANCE—September 30, 2022	33,320,891	$33	$99,589	$(102)	$(59,163)	$40,357
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,328)	$(20,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,240	1,568
Stock-based compensation	10,981	9,082
Amortization of deferred income	(882)	(94)
Loss from equity method investment	2,487	—
Net accretion of discounts on available-for-sale securities	(698)	—
Gain on deconsolidation of subsidiary	—	(149)
Other, net	(3)	6
Changes in operating assets and liabilities:
Accounts receivable, net	(3,225)	4,234
Prepaid expenses and other assets	(495)	(1,799)
Accounts payable	(237)	408
Accrued expenses and other liabilities	1,544	23
Deferred revenue	1,866	517
Net cash used in operating activities	(12,750)	(6,376)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,075)	(655)
Purchases of available-for-sale securities and other	(35,373)	(6,399)
Proceeds from maturities of available-for-sale securities	33,150	—
Payments relating to investment in equity method investment	—	(520)
Proceeds from principal portion of related party loan	—	241
Other	(25)	—
Net cash used in investing activities	(3,323)	(7,333)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of contingent consideration for business combination	(1,269)	(1,573)
Principal payments under vendor financing arrangements	(1,041)	(635)
Proceeds from exercise of stock options	460	601
Payments to tax authorities for shares withheld from employees	(564)	(2,053)
Payments of deferred offering costs	—	(256)
Other	79	—
Net cash used in financing activities	(2,335)	(3,916)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(18,408)	(17,625)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	37,423	85,825
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$19,015	$68,200

Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$18,627	$68,200
Restricted cash, noncurrent	388	—
Cash, cash equivalents and restricted cash—end of period	$19,015	$68,200

Noncash investing and financing activities:
Purchase of property and equipment through vendor financing	$2,592	$1,809
Operating lease right-of-use assets, exchanged for lease obligations	$480	$63
Equity obtained in equity method investment in exchange for contribution of license agreement	$—	$11,563
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
The operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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

Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. The Company’s cash equivalents include deposits in money market accounts which were unrestricted as to withdrawal or use and are stated at fair value. As of September 30, 2023, cash and cash equivalents consisted primarily of checking, savings, money market accounts and highly liquid investments with original maturities of three months or less. Interest earned on cash and cash equivalents is included in other income (expense), net in the unaudited consolidated statements of loss.

As of September 30, 2023, the Company’s long-term restricted cash balance was $0.4 million, primarily related to a letter of credit for its facility lease agreement. Restricted cash, noncurrent is included in other assets on the unaudited condensed consolidated balance sheets.
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
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	As of
	September 30, 2023	December 31, 2022
Customer A	24%	—%
Customer B	14%	32%
Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer B	13%	24%	*	26%
* Customer accounted for less than 10% of total revenue at period end.
Nature of Products and Services
The Company’s revenue is primarily derived from licensing intellectual property, licensing software, support and maintenance services, professional services, training services, and royalties.
Design Solutions
Interconnect Solutions product arrangements provide customers the right to software licenses, services, and support and maintenance. The Company enters into licensing arrangements with customers that typically range from two to three years and generally consist of delivery of a design license that grants the customer the right to use the IP to design a contractually defined number of products, a right to access the benefits of its proprietary software tool (RTL), and support and maintenance services that provide the customer a significant benefit from ongoing access to Corporate Application Engineers (CAE) and Field Application Engineers (FAE) (collectively, Application Engineer Support Services) to perform certain verifications including benchmark performance, simulations and ultimately, through the RTL, instantiate designs into silicon over the design term.

Application Engineer Support Services are integral and fundamental to the customer’s ability to derive its intended benefit from the IP. CAEs are part of the product development team providing detailed requirements for engineering projects, working very closely with a customer’s chief technology officer and the marketing department, and performing quality assurance testing of customer products prior to shipment to their customers. FAEs provide assistance to the customer’s engineering team in translating their desired SoC architecture into inputs for NoC IP configuration, assistance in optimizing the NoC configuration, answer to customer questions by the online support system or phone, constructive reviews of the progress achieved by the customer’s development team and provision of advice on how to best use the licensed IP, performance of design reviews before customer project RTL freeze and tape-out to ensure the customer used the licensed IP configuration tooling as intended so that the RTL output meets customer requirements and expectations. FAE reviews of the customer’s design are mandatory and consist of an understanding of the customer requirements and analysis of the adequacy of the contemplated IP considering the customer’s desired architecture and design goals and objectives, taking into consideration bandwidth, coherence/non-coherence, latency, clock and timing, areas, and any and all constraints, as identified and specific to the design under review.
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
Considering the nature of the combined license and assisting the Company’s customers in applying its IP technology in its customers’ development environment and the relative significance thereof, the Company has concluded that its Interconnect Solutions IP licensing arrangements are not distinct from its obligation to provide the Application Engineer Support Services and benefits of the RTL. The Interconnect Solutions IP, RTL, and the application engineering support services serve to fulfill its commitment to the customer, as they represent inputs to a single, combined performance obligation that commences upon the later of the arrangement effective date or transfer of the software license. The design license and the regular two-way interaction between the design license tool, RTL, and the application engineering support services give the customer the intended benefit from the arrangement, which is the ability to commercialize their design. Customers cannot benefit from the design license on its own or together with other readily available resources as no other RTL or Application Engineer Support Services providers exist in the marketplace that a customer could use with the design license. Consequently, the RTL and Application Engineer Support Services cannot be used on their own or together with any other design license as the Company does not allow the use of the RTL or provide Application Engineer Support Services separately from the design license. Further, although technical support and software updates is a distinct performance obligation, it is accounted for as if it were part of a single performance obligation that includes the licenses, RTL and Application Engineer Support Services because the technical support and updates are provided in practice for the same period of time and have the same time-based pattern of transfer to the customer as the combined design license, RTL, and Application Engineer Support Services.
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
Professional Services
The Company’s agreements may include service elements (other than maintenance and support services). These services include training, design assistance, and consulting. Services performed on a time and materials basis are recognized over the period the services are provided either using an output method such as labor hours, or a method that is otherwise consistent with the way in which value is delivered to the customer. Services performed on a fixed price basis are recognized over time, generally using costs incurred or hours expended to measure progress.
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
Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2023 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2022, except for those disclosed in this document.

3.    REVENUE
Disaggregated Revenue
The following table shows revenue by product and services groups (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Licensing, support and maintenance	$12,084	$11,135	$36,926	$35,743
Variable royalties	1,068	695	4,058	2,266
Other	122	768	178	1,166
Total	$13,274	$12,598	$41,162	$39,175
Contract Balances
The following table provides information about accounts receivable, net, contract assets and deferred revenue (in thousands):

	As of
	September 30, 2023	December 31, 2022
Accounts receivable, net	$10,370	$7,143
Contract assets	$1,192	$1,180
Deferred revenue	$52,545	$50,679
The Company recognized revenue of $10.7 million and $9.4 million for the three months ended September 30, 2023 and 2022, respectively, and $23.7 million and $22.0 million for the nine months ended September 30, 2023 and 2022, respectively, that was included in the deferred revenue balance at the beginning of the respective periods. Contract assets are included in prepaid expenses and other current assets and other assets on the unaudited condensed consolidated balance sheets.
As of September 30, 2023, non-cancelable contracted but unsatisfied or partially satisfied performance obligations that have not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenues in future periods, is $61.3 million, of which $32.7 million is expected to be recognized over the next 12 months and the remainder thereafter. The Company has elected to exclude the potential future royalty receipts from this amount.
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

	As of
	September 30, 2023	December 31, 2022
Short-term commission capitalized in prepaid expenses and other current assets	$2,436	$2,636
Long-term commission capitalized in other assets	1,274	1,535
Total	$3,710	$4,171
Amortization of capitalized sales commissions was $0.9 million for both the three months ended September 30, 2023 and 2022, $2.8 million and $2.5 million for the nine months ended September 30, 2023 and 2022, respectively, and are included in sales and marketing expense in the unaudited condensed consolidated statements of loss.

4.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(8,153)	$(7,684)	$(26,328)	$(20,172)
Denominator:
Weighted-average shares outstanding - basic and diluted	36,010,106	32,836,014	35,291,207	32,228,429
Net loss per share, basic and diluted	$(0.23)	$(0.23)	$(0.75)	$(0.63)
Since the Company was in a loss position for all periods presented, the diluted earnings per share is equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.
The following table summarizes the potentially dilutive securities that were excluded from the calculation of diluted earnings per share because they would be anti-dilutive:

	As of
	September 30, 2023	September 30, 2022
Stock options	2,997,359	4,037,721
Restricted stock units	6,234,174	5,104,347
Restricted common shares issued for business combination (see Note 12)	331,574	—
Total	9,563,107	9,142,068
5.    INVESTMENTS
The following tables summarize the fair value and amortized cost of the Company’s cash equivalents and available-for-sale securities by major security type (in thousands):

	As of September 30, 2023
	Amortized Cost	Unrealized Losses	Aggregate Fair Value
Assets:
U.S. government agency securities	$20,531	$(80)	$20,451
U.S. treasury securities	11,883	(4)	11,879
Money market funds	11,758	—	11,758
Certificate of deposit	5,000	—	5,000
Corporate bonds	3,700	(24)	3,676
Total financial assets	$52,872	$(108)	$52,764

	As of December 31, 2022
	Amortized Cost	Unrealized Losses	Aggregate Fair Value
Assets:
Money market funds	$30,428	$—	$30,428
U.S. government agency securities	18,508	(40)	18,468
U.S. treasury securities	8,379	(2)	8,377
Corporate bonds	5,717	(10)	5,707
Commercial paper	2,604	(1)	2,603
Total financial assets	$65,636	$(53)	$65,583

The maturity dates of the Company’s investments are as follows (in thousands):

September 30, 2023
Less than one year	$42,477
1-2 years	10,287
Total	$52,764
As of September 30, 2023 and December 31, 2022, securities with a fair value of $2.0 million and zero, respectively, were in a continuous net unrealized loss position for more than 12 months. As of September 30, 2023, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor does it foresee or project that it will be required to sell those investments before recovery of their amortized costs basis, which may be at maturity. Thus, as of September 30, 2023 no allowance for credit losses or impairment losses for the Company’s investments were recorded.
6.    FAIR VALUE MEASUREMENTS
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Equity method investments, and certain non-financial assets, such as intangible assets are remeasured at fair value only if an impairment or observable price adjustment is recognized in the current period.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include vendor financing arrangements. The carrying value of the vendor financing agreements was $3.0 million and $1.7 million as of September 30, 2023 and December 31, 2022, respectively. The Company’s vendor financing arrangements are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon the Company’s incremental borrowing rate. The estimated fair values of these financial instruments approximate their carrying values.
Financial Instruments Recorded at Fair Value on a Recurring Basis
The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of
	September 30, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$11,758	$—	$—	$11,758
U.S. treasury securities	—	2,985	—	2,985
Total cash equivalents	11,758	2,985	—	14,743
Short-term investments:
Certificate of deposit	—	5,000	—	5,000
Corporate bonds	—	989	—	989
U.S. government agency securities	—	12,851	—	12,851
U.S. treasury securities	—	8,894	—	8,894
Total short-term investments	—	27,734	—	27,734
Long-term investments:
Corporate bonds	—	2,687	—	2,687
U.S. government agency securities	—	7,600	—	7,600
Total long-term investments	—	10,287	—	10,287
Total financial assets	$11,758	$41,006	$—	$52,764

	As of
	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$30,428	$—	$—	$30,428
Total cash equivalents	30,428	—	—	30,428
Short-term investments:
Commercial paper	—	2,603	—	2,603
Corporate bonds	—	3,971	—	3,971
U.S. government agency securities	—	15,777	—	15,777
U.S. treasury securities	—	8,377	—	8,377
Total short-term investments	—	30,728	—	30,728
Long-term investments:
Corporate bonds	—	1,736	—	1,736
U.S. government agency securities	—	2,691	—	2,691
Total long-term investments	—	4,427	—	4,427
Total financial assets	$30,428	$35,155	$—	$65,583
Money market funds are highly liquid investments and are actively traded. The fair value is based on quoted prices for identical assets in active markets and therefore classified as Level 1 of the fair value hierarchy.
The Company’s other investments are considered Level 2 financial instruments as their fair values are determined using inputs that are directly or indirectly observable in active or less active markets. There were no transfers between levels during the three and nine months ended September 30, 2023.
7.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets, net
Intangible assets, net consisted of the following as of September 30, 2023 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$3,090	$(1,112)	$1,978
Customer relationships	1,830	(458)	1,372
IPR&D	500	—	500
Trade name and other	200	—	200
Total intangibles	$5,620	$(1,570)	$4,050
Intangible assets, net consisted of the following as of December 31, 2022 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$3,090	$(708)	$2,382
Customer relationships	1,830	(287)	1,543
IPR&D	500	—	500
Trade name and other	150	—	150
Total intangibles	$5,570	$(995)	$4,575
Amortization expense of intangible assets was $0.2 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $0.6 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively.

The expected future amortization expense of these intangible assets as of September 30, 2023 is as follows (in thousands):

Fiscal year ending December 31,
Remainder of 2023	$192
2024	767
2025	739
2026	427
2027	427
Thereafter	798
Total future amortization expense	$3,350
Goodwill
As of September 30, 2023 and December 31, 2022, goodwill was $4.2 million. No goodwill impairments were recorded during the three and nine months ended September 30, 2023 and 2022.
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
In connection with the acquisition, key employees and former owners of Semifore were issued a total of 663,143 shares of the Company’s common stock and obtained the right to additional cash payment totaling $1.8 million. Out of the 663,143 shares issued, 331,569 shares of common stock vested as of the closing date and the remaining 331,574 shares and $1.8 million cash payment will vest on the first and third anniversary of the closing date if certain key employees continue to be employed by the Company. These contingent cash payments and equity awards have been accounted for separately from the business combination and will be recognized by the Company as compensation costs in the subsequent periods as related services are provided. The Company recognized $0.3 million and $1.0 million as compensation expense during the three and nine months ended September 30, 2023, respectively.

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
Total operating lease related costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$288	$263	$841	$802
Short-term lease cost	32	38	147	263
Total lease cost	$320	$301	$988	$1,065
The weighted-average remaining term of the Company’s operating leases was 4.1 years and 3.1 years as of September 30, 2023 and December 31, 2022, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 10.0% and 7.5% as of September 30, 2023 and December 31, 2022, respectively. Cash payments made related to operating lease liabilities were $0.3 million for both the three months ended September 30, 2023 and 2022, respectively and $0.8 million for both the nine months ended September 30, 2023 and 2022.

Maturities of operating lease liabilities as of September 30, 2023 were as follows (in thousands):

Fiscal year ending December 31,
Remainder of 2023	$185
2024	603
2025	391
2026	265
2027	265
Thereafter	211
Total undiscounted cash flows	$1,920
Less: imputed interest	(311)
Present value of lease liabilities	$1,609

Operating lease liabilities, current	$571
Operating lease liabilities, non-current	1,038
Total lease liabilities	$1,609
In May 2023, the Company entered into an operating lease agreement for a new headquarter facility in Campbell, California with future lease payments of $2.6 million. The lease commenced in October 2023 with a lease term of approximately 5.4 years.
10.    BORROWINGS
Vendor financing arrangements—The Company has various vendor financing arrangements with extended payment terms on the purchase of software licenses and equipment. In order to determine the present value of the commitments, the Company used an imputed interest rate of 10.0%, which is an estimate based on the Company’s collateralized borrowing rate.
Vendor financing arrangements as of September 30, 2023 were as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2023	$322
2024	1,550
2025	994
2026	496
Total undiscounted cash flows	$3,362
Less: Imputed interest	(361)
Present value of vendor financing arrangements	$3,001

Vendor financing arrangements, current	$1,623
Vendor financing arrangements, noncurrent	1,378
$3,001
Interest expense from vendor financing arrangements was $0.1 million and less than $0.1 million for the three months ended September 30, 2023 and 2022, respectively. Interest expense from vendor financing arrangements was $0.1 million for both the nine months ended September 30, 2023 and 2022.
11.    COMMITMENTS AND CONTINGENCIES
Letter of Credit—In conjunction with the execution of the operating lease for the Company’s new headquarter facility, a letter of credit in the amount of $0.4 million was issued and outstanding as of September 30, 2023. No draws have been made under such letter of credit. There was no letter of credit issued and outstanding as of December 31, 2022.

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
The Company has incurred no actual payment obligations from these above-noted indemnification provisions and director and officer indemnity agreements for three and nine months ended September 30, 2023 and 2022 and the unaudited condensed consolidated financial statements do not include liabilities for any potential indemnity-related obligations as of September 30, 2023 and December 31, 2022.
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
In December 2022, the Company received notice of a complaint filed against the Company and another defendant in the semiconductor industry, by Network System Technologies, LLC in the United States District Court for the Western District of Texas, and additional complaints were filed in the Eastern District of Texas against certain companies, including some customers of the Company, asserting among other things patent infringement relating to the Company’s technology seeking damages and injunctive relief. On July 21, 2023, the District Court for the Western District of Texas issued its ruling on the Company Motion to Dismiss by granting the motion in part and denying the motion in part with the leave to amend. The plaintiff filed a First Amended Complaint (FAC) on August 7, 2023, and Arteris filed a Motion to Dismiss the pre-suit indirect and willful infringement claims on September 5, 2023. Network System Technologies, LLC’s opposition was filed on October 10, 2023, and Arteris filed a reply on October 17, 2023. The Company continues to vigorously defend itself in respect to these complaints and anticipates an increase in legal expenses to do so.
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
The Company has no other material contractual noncancelable commitments as of September 30, 2023 and December 31, 2022.

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
2021 Employee stock purchase plan
The Company adopted the 2021 Employee Stock Purchase Plan (the 2021 ESPP) effective on October 26, 2021. The 2021 ESPP would enable eligible employees of the Company to purchase shares of common stock at a discount to fair market value. As of September 30, 2023, there had been no offering period under the ESPP.
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
Shares Available for Future Grant
Shares available for future grant consisted of the following:

As of
September 30, 2023
Shares available for future grant under the 2021 Plan	3,265,292
Shares available for future grant under the 2021 ESPP	1,268,564
Shares available for future grant under the 2022 Inducement Plan	1,003,680
The Company issues new shares upon a share option exercise or release of restricted stock units.

Stock Options
The following table summarizes the stock option activities under the Company’s 2016 Plan and 2021 Plan:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($'000s)

BALANCE—December 31, 2022	3,542,836	$1.08	6.17	$11,416
Granted	420,000	$6.54
Exercised	(779,227)	$0.59
Canceled	(186,250)	$3.50
BALANCE—September 30, 2023	2,997,359	$1.82	6.20	$14,070
Options vested and exercisable—September 30, 2023	2,398,597	$1.16	5.65	$12,822
The aggregate intrinsic value of the options exercised for the nine months ended September 30, 2023 and 2022 was $4.2 million and $9.8 million, respectively. The total grant-date fair value of options vested was $0.3 million for both the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, there was $1.2 million of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.2 years.
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

Three and Nine Months Ended September 30,
2023
Fair value of common stock	$6.54
Expected volatility	44.0%
Expected term (in years)	6.0
Risk-free interest rate	3.9%
Expected dividend yield	0%
The Company granted 420,000 stock options during the nine months ended September 30, 2023 and had no stock option grants during the nine months ended September 30, 2022.

Restricted Stock Units and Awards
The following table summarizes the restricted stock unit activities under the Company’s 2016 and 2021 Plan and the 2022 Inducement Plan:

	Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested—December 31, 2022	5,619,013	$7.24
Granted	2,752,491	$5.72
Vested	(1,503,925)	$7.20
Canceled	(633,405)	$7.78
Unvested—September 30, 2023	6,234,174	$6.52
The total grant-date fair value of restricted stock units vested was $11.8 million and $6.3 million during the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, there was $33.5 million of unamortized stock-based compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.8 years.
Restricted Common Stock
In connection with the Semifore Acquisition (see Note 8), the Company issued 331,574 shares of common stock that will vest on the first and third anniversary of the closing of the Acquisition contingent on the continued employment of certain key employees. As of September 30, 2023, 331,574 shares of common stock remain unvested. These shares had a grant date fair value of $1.3 million based on the closing stock price on the acquisition date. The Company will recognize total compensation cost of $1.3 million to be amortized on a straight-line basis over the total vesting period of three years. As of September 30, 2023, the total unamortized compensation cost was $1.0 million.
Stock-based Compensation
Stock-based compensation expense is recorded on a departmental basis, based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s unaudited condensed consolidated statements of loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$181	$118	$386	$474
Research and development	1,742	1,798	5,656	4,435
Sales and marketing	666	679	2,088	1,678
General and administrative	1,125	794	2,851	2,495
Total stock-based compensation	$3,714	$3,389	$10,981	$9,082
During the three and nine months ended September 30, 2023, the Company recognized $0.1 million and $0.3 million, respectively as stock-based compensation expense for common stock issued as part of the Semifore Acquisition.

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
The license agreement provides Transchip the right to software licenses, services, software updates and technical support. On the closing date, the license agreement including the support and maintenance services to be provided to Transchip was valued to be $11.6 million, which was recorded as deferred income and will be recognized as other income (expense), net over a period of ten years on a straight line basis after delivery of the license. The license was delivered to Transchip on September 2, 2022. For the three and nine months ended September 30, 2023, the Company recognized income of $0.3 million and $0.9 million, respectively, for the license agreement.
Deconsolidation of Transchip as a subsidiary
Prior to closing of the Transchip transaction, Transchip was a wholly-owned subsidiary of the Company with limited operations. Upon closing of the Transchip transaction, the Company no longer has control, and therefore deconsolidated Transchip. Accordingly, the Company derecognized all the assets and liabilities of Transchip and recognized a disposal gain of $0.1 million, included in other income (expense), net in the unaudited condensed consolidated statements of loss and comprehensive loss, for the nine months ended September 30, 2022.
The Company’s ownership interest of Transchip’s common stock was 35.0% on a fully diluted basis as of September 30, 2023. The Company accounts for its common stock investment in Transchip as an equity method investment as it does not control but has significant influence over operating and financing policies of Transchip. Transchip is the Company’s only equity method investment.
As of September 30, 2023, the carrying value of the investment in Transchip was $9.4 million. There was no significant difference between the Company’s carrying value of the investment in Transchip and its share of underlying equity in net assets of Transchip. The Company’s loss from its proportionate share of its equity method investment in Transchip was $0.9 million and $2.5 million for the three and nine months ended September 30, 2023, respectively. The Company concluded that there were no indicators of impairment related to the Company’s equity method investment in Transchip as of September 30, 2023.

14. INCOME TAXES
The Company’s effective tax rate was (1.8)% and (3.9)% for the nine months ended September 30, 2023 and 2022, respectively. The Company’s income tax provision was $0.5 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively. The change in forecasted foreign withholding tax, changes in the geographic mix of worldwide earnings which are taxed at different rates, and the impact of losses in jurisdictions with full valuation allowances, has resulted in a decrease in the income tax provision for the period ended September 30, 2023 compared to the period ended September 30, 2022.
The Company’s management continuously evaluates the need for a valuation allowance and, as of September 30, 2023, concluded that a full valuation allowance on its federal, state, and certain foreign jurisdictions deferred tax assets was still appropriate.
As of September 30, 2023 and 2022, the Company’s gross liability for unrecognized tax benefits was $2.6 million and $3.1 million, respectively. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2023 and 2022, the Company had no accrued interest or penalties related to its unrecognized tax benefits. If any unrecognized tax benefits are realized, it would not result in any income tax benefit as the Company currently has a full valuation allowance against the deferred tax assets in which there is currently an uncertain tax benefit.
15. RELATED PARTY TRANSACTIONS
The Company defines related parties as directors, executive officers, nominees for director, stockholders that have significant influence over the Company, or are a greater than 10% beneficial owner of the Company’s capital and their affiliates or immediate family members.
In November 2020, the Company entered into a lease agreement with Isabelle Geday, a member of the Board of Directors. The lease payments were less than $0.1 million for both the three months ended September 30, 2023 and 2022 and $0.1 million for both the nine months ended September 30, 2023 and 2022. In addition, the Company signed a consulting agreement with Ms. Geday on December 1, 2021, which was subsequently assigned to Magillem Design Services S.A., effective January 10, 2022. Prior to signing the consulting agreement, Ms. Geday was paid as an executive employee of the Company from December 1, 2020 through November 30, 2021. As a consultant, Ms. Geday will provide services for an initial three-year term and is eligible to receive $26,445 per month for the first 12 months of the consulting term and $19,445 per month for the remaining 24 months of the consulting term. For the three months ended September 30, 2023 and 2022, the Company paid Ms. Geday $0.1 million for consulting services. For the nine months ended September 30, 2023 and 2022, the Company paid Ms. Geday $0.2 million for consulting services. Lastly, the 455,000 stock options and 62,200 RSUs granted in connection with Ms. Geday’s prior employment continue to vest.
In December 2022, the Company entered into a no-fee non-exclusive evaluation license agreement of Magillem products with Transchip. The evaluation was extended and is ongoing as of September 30, 2023. Commencing August 2023, Transchip is carrying out a no-fee evaluation of additional Company products. See Note 13 Equity Method Investment, to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional discussion of the Company’s transactions with Transchip.

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
As of September 30, 2023, we had 242 full-time employees and offices in eight locations in the United States, France, China, South Korea and Japan. For the three months ended September 30, 2023, we generated revenue of $13.3 million, net loss of $8.2 million, and net loss per share, basic and diluted of $0.23. As of September 30, 2023, we had Annual Contract Value (as defined below) of $52.3 million. During the three months ended September 30, 2023, we added one net new Active Customer (as defined below) and our customers had 22 Confirmed Design Starts (as defined below).
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
Terms of our Agreements with Customers
Our revenue from period to period can be impacted by the terms of the agreements we enter into with our customers. For example, in recent periods we have made and will continue to make certain changes to SIA agreements that result in the ratable recognition of the related license revenue over the contract term. As a result of how these contracts are structured and the revenue is recognized, our revenue in the three and nine months ended September 30, 2023 may not be comparable to future periods if we do not enter into similar contractual agreements. Further, a meaningful percentage of our revenue is generated through royalty payments. Because the time between a new license agreement win and the customer’s end product being sold can be substantial, with sales of the end product being subject to a number of factors outside our control, our revenue from royalties is difficult to predict. As a result of the foregoing, revenue may fluctuate significantly from period to period and any increase or decrease in such revenue may not be indicative of future period-to-period increases or decreases.
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
Impact of Operating Globally
We believe our products’ global footprint provides us with the opportunity to enter new markets and accelerate our growth. For the nine months ended September 30, 2023, 64.8% of our revenue was derived from sales to customers outside of the United States and 31.0% of our revenue was derived from customers located in China, respectively. For 2022, 59.3% of our revenue was derived from sales to customers outside of the United States and 28.8% of our revenue was derived from customers located in China. While we believe operating internationally has beneficially impacted our results of operations, we are subject to inherent risks attributed to operating in a global economy. Further, our international operations have been, and may in the future continue to be, subject to restrictive government regulations. For example, U.S. export regulations, including regulations announced October 7, 2022 and further amended effective November 17, 2023, that impose broad end-use and other restrictions on doing business with certain customers and facilities in China that develop or produce semiconductor chips or manufacturing equipment, may limit or adversely impact our ability to license or support our products to entities in or doing business with certain advanced AI or “supercomputer” design companies, foundries and manufacturers of assemblies and components in China. As a result of these restrictions, our customers may experience changes to or delays in their design projects, and we may face challenges to maintain our revenue and/or our revenue may decrease.
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
COVID-19 Impact
The duration and extent of the COVID-19 pandemic already had an adverse effect on the global economy and the lasting effects of the pandemic continue to be unknown. In response to the COVID-19 pandemic, the measures implemented by various authorities have caused us to change our business practices, including those related to where employees work, the distance between employees in our facilities, limitations on in-person meetings between employees and with customers, suppliers, service providers and stakeholders, as well as restrictions on business travel to domestic and international locations and to attend trade shows, technical conferences and other events. Although we have experienced, and may continue to experience, some impact on certain parts of our business as a result of governmental restrictions and other measures to mitigate the spread of COVID-19, our results of operations, cash flows and financial condition were not materially adversely impacted the three and nine months ended September 30, 2023.

We are unable to accurately predict the full impact that COVID-19 or similar pandemics will have on our future results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of any future pandemics and containment measures. Although we expect most of our employees to return to physical offices, the nature and extent of that return is uncertain and differs among jurisdictions. For additional details, see the section titled “Risk Factors—Our business has been, and may continue to be, adversely affected by health epidemics, pandemics and other outbreaks of infectious disease.”
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
Annual Contract Value
We define Annual Contract Value (ACV) for an individual customer agreement as the total fixed fees under the agreement divided by the number of years in the agreement term. Our total ACV is the aggregate ACVs for all our customers as measured at a given point in time. Total fixed fees include licensing, support and maintenance and other fixed fees under IP licensing or software licensing agreements but exclude variable revenue derived from licensing agreements with customers, particularly royalties. ACV was $52.3 million and $50.2 million as of September 30, 2023 and September 30, 2022, respectively. In addition, total ACV and trailing-twelve-months variable royalties and other revenue was $57.3 million and $53.2 million as of September 30, 2023 and September 30, 2022, respectively. We monitor ACV to measure our success and believe the increase in the number shows our progress in expanding our customers’ adoption of our platform. ACV fluctuates due to a number of factors, including the timing, duration and dollar amount of customer contracts.
Active Customers and Customer Retention
We define Active Customers as customers who have entered into a license agreement with us that remains in effect. The retention and expansion of our relationships with existing customers are key indicators of our revenue potential. We added one and 10 net new Active Customers during the three months ended September 30, 2023 and 2022, respectively. Our annual average customer retention rate was 98% from September 30, 2022 to September 30, 2023.
Confirmed Design Starts
We define Confirmed Design Starts as when customers confirm their commencement of new semiconductor designs using our interconnect IP and notify us. Confirmed Design Starts is a metric management uses to assess the activity level of our customers in terms of the number of new semiconductor designs that are started using our interconnect IP in a given period. Our interconnect IP and NoC interface IP customer base started a total of 22 and 21 designs during the three months ended September 30, 2023 and 2022, respectively. We believe that the number of Confirmed Design Starts is an important indicator of the growth of our business and future royalty revenue trends.
Remaining Performance Obligations
We define Remaining Performance Obligations (RPO) as the amount of contracted future revenue that has not yet been recognized, including deferred revenue, billed and unbilled cancelable and non-cancelable contracted amounts.
The RPO amount is intended to provide visibility into future revenue streams. We expect RPO to fluctuate up or down from period to period for several reasons, including amounts, timing, and duration of customer contracts, as well as the timing of billing cycles for each contract. Our RPO was $62.5 million and $59.3 million as of September 30, 2023 and 2022, respectively.

Components of Our Results of Operations
Revenue: Our revenue is primarily derived from licensing intellectual property, licensing software, support and maintenance services, professional services, training services, and royalties. Our agreements often include other service elements including training and professional services which were immaterial for the three and nine months ended September 30, 2023 and 2022, respectively.
Our interconnect solutions product arrangements provide customers the right to software licenses, services, and support and maintenance. We enter into licensing arrangements with customers that typically range from two to three years and generally consist of delivery of a design license that grants the customer the right to use the IP to design a contractually defined number of products, a right to access the benefits of its proprietary software tool (RTL), and support and maintenance services that provide the customer a significant benefit from ongoing access to Corporate Application Engineers (CAE) and Field Application Engineers (FAE) (collectively, Application Engineer Support Services) to perform certain verifications including benchmark performance, simulations and ultimately, through the RTL, instantiate designs into silicon over the design term.
Application Engineer Support Services are integral and fundamental to the customer’s ability to derive its intended benefit from the IP. CAEs are part of the product development team providing detailed requirements for engineering projects, working very closely with a customer’s chief technology officer and the marketing department, and performing quality assurance testing of customer products prior to shipment to their customers. FAEs provide assistance to the customer’s engineering team in translating their desired SoC architecture into inputs for NoC IP configuration, assistance in optimizing the NoC configuration, answer to customer questions by the online support system or phone, constructive reviews of the progress achieved by the customer’s development team and provision of advice on how to best use the licensed IP, performance of design reviews before customer project RTL freeze and tape-out to ensure the customer used the licensed IP configuration tooling as intended so that the RTL output meets customer requirements and expectations. FAE reviews of the customer’s design are mandatory and consist of an understanding of the customer requirements and analysis of the adequacy of the contemplated IP considering the customer’s desired architecture and design goals and objectives, taking into consideration bandwidth, coherence/non-coherence, latency, clock and timing, areas, and any and all constraints, as identified and specific to the design under review.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
Total revenue	$13,274	$12,598	$41,162	$39,175
Cost of revenue (1)	1,280	928	3,629	3,196
Gross profit	11,994	11,670	37,533	35,979
Operating expenses:
Research and development (1)	10,997	11,022	34,465	30,849
Sales and marketing (1)	5,024	4,411	15,630	12,788
General and administrative (1)	4,426	3,991	13,331	12,138
Total operating expenses	20,447	19,424	63,426	55,775
Loss from operations	(8,453)	(7,754)	(25,893)	(19,796)
Interest expense	(77)	(22)	(136)	(60)
Other income (expense), net	898	340	2,641	406
Loss before income taxes and loss from equity method investment	(7,632)	(7,436)	(23,388)	(19,450)
Loss from equity method investment, net of tax	919	—	2,487	—
Provision for (benefit from) income taxes	(398)	248	453	722
Net loss	$(8,153)	$(7,684)	$(26,328)	$(20,172)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$181	$118	$386	$474
Research and development	1,742	1,798	5,656	4,435
Sales and marketing	666	679	2,088	1,678
General and administrative	1,125	794	2,851	2,495
Total stock-based compensation	$3,714	$3,389	$10,981	$9,082
The following table summarizes our results of operations as a percentage of total revenue for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(as a percentage of total revenue)
Total revenue	100%	100%	100%	100%
Cost of revenue	10	7	9	8
Gross profit	90	93	91	92
Operating expenses:
Research and development	83	87	84	79
Sales and marketing	38	35	38	32
General and administrative	33	32	32	31
Total operating expenses	154	154	154	142
Loss from operations	(64)	(61)	(63)	(50)
Interest expense	—	—	—	—
Other income (expense), net	7	3	6	1
Loss before income taxes and loss from equity method investment	(57)	(58)	(57)	(49)
Loss from equity method investment, net of tax	7	—	6	—
Provision for (benefit from) income taxes	(3)	2	1	2
Net loss	(61)%	(60)%	(64)%	(51)%

Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Licensing, support and maintenance	$12,084	$11,135	$949	9%
Variable royalties	1,068	695	373	54%
Other	122	768	(646)	(84)%
Total	$13,274	$12,598	$676	5%
Revenue from licensing, support and maintenance increased $0.9 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily due to addition of new customers, offset by a change in timing of revenue recognition for certain arrangements for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The change in timing of revenue recognition resulted from certain additional rights received by our customers in new arrangements entered in 2023. As a result of the change in timing of revenue recognition, a substantial majority of the revenue derived from certain contracts is being recognized in future quarters. Growth in our variable royalty revenue was primarily due to production increase from existing customers. Other revenue decreased due to timing of completion of professional services.
Cost of revenue

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Cost of revenue	$1,280	$928	$352	38%
Cost of revenue increased, $0.4 million, or 38%, to $1.3 million for the three months ended September 30, 2023, from $0.9 million for the three months ended September 30, 2022. The increase in cost of revenue was primarily due to higher FAE employee-related costs.
Operating expenses

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Research and development	$10,997	$11,022	$(25)	—%
Sales and marketing	5,024	4,411	613	14%
General and administrative	4,426	3,991	435	11%
Total operating expenses	$20,447	$19,424	$1,023	5%
Research and development expenses
R&D expenses remained relatively flat for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Sales and marketing expenses
S&M expenses increased, $0.6 million, or 14%, to $5.0 million for the three months ended September 30, 2023 from $4.4 million for the three months ended September 30, 2022. The increase in S&M expenses was primarily due to higher employee-related costs of $0.4 million mainly driven by increased headcount to support growth of our business.

General and administrative expenses
G&A expenses increased, $0.4 million, or 11%, to $4.4 million for the three months ended September 30, 2023 from $4.0 million for the three months ended September 30, 2022. The increase in G&A expenses was primarily due to higher professional fees of $0.4 million driven by legal expenses related to our intellectual property litigation.
Interest expense

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Interest expense	$(77)	$(22)	$(55)	250%
Interest expense remained relatively flat for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Other income (expense), net

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Other income (expense), net	$898	$340	$558	164%
Other income (expense), net was $0.9 million for the three months ended September 30, 2023, compared to $0.3 million for the three months ended September 30, 2022. The increase in other income (expense), net was primarily due to higher interest rates on cash balances and interest income earned on our available-for-sale investments.
Loss from equity method investment

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Loss from equity method investment	$919	$—	$919	*
* Not meaningful
Loss from equity method investment was $0.9 million for the three months ended September 30, 2023, compared to zero for the three months ended September 30, 2022, representing our proportionate share of Transchip’s net loss during the second quarter of 2023.
Provision for (benefit from) income taxes

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$(398)	$248	$(646)	(260)%
The provision for (benefit from) income taxes was a benefit of $0.4 million for the three months ended September 30, 2023 compared to an expense of $0.2 million for the three months ended September 30, 2022. The decrease in our income tax expense was due to a change in the forecasted geographic mix of worldwide earnings which are taxed at different statutory tax rates, the impact of losses in jurisdictions which have full valuation allowances, and changes in current year foreign withholding taxes. Foreign withholding taxes are generally assessed on gross revenue generated, rather than pre-tax income, in certain countries in which the Company does not file an income tax return.

Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Licensing, support and maintenance	$36,926	$35,743	$1,183	3%
Variable royalties	4,058	2,266	1,792	79%
Other	178	1,166	(988)	(85)%
Total	$41,162	$39,175	$1,987	5%
Revenue from licensing, support and maintenance increased $1.2 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to an increase in new license agreements with existing customers, addition of new customers, offset by a change in timing of revenue recognition for certain arrangements for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Growth in our variable royalty revenue was due to royalty audit findings in the second quarter of 2023 as well as production increase from existing customers in the nine months ended September 30, 2023. Other revenue decreased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to timing of completion of professional services.
Cost of revenue

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Cost of revenue	$3,629	$3,196	$433	14%
Cost of revenue increased, $0.4 million, or 14%, to $3.6 million for the nine months ended September 30, 2023 from $3.2 million for the nine months ended September 30, 2022. The increase in cost of revenue was primarily due to higher FAE employee-related expenses. I
Operating expenses

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Research and development	$34,465	$30,849	$3,616	12%
Sales and marketing	15,630	12,788	2,842	22%
General and administrative	13,331	12,138	1,193	10%
Total operating expenses	$63,426	$55,775	$7,651	14%
Research and development expenses
R&D expenses increased, $3.6 million, or 12%, to $34.5 million for the nine months ended September 30, 2023 from $30.8 million for the nine months ended September 30, 2022. The increase in R&D expenses was due to higher employee-related costs of $2.6 million primarily attributable to increased engineering headcount to support our continued growth and investment in our interconnect technology and SIA solutions, including additional headcount as a result of the Semifore acquisition. We also incurred higher stock-based compensation expense of $1.2 million, primarily related to the modification of certain performance stock unit awards as well as new grants in 2022.

Sales and marketing expenses
S&M expenses increased, $2.8 million, or 22%, to $15.6 million for the nine months ended September 30, 2023 from $12.8 million for the nine months ended September 30, 2022. The increase in S&M expenses was primarily due to higher employee-related costs of $1.5 million mainly driven by increased headcount to support growth of our business. We also incurred higher stock-based compensation expense of $0.4 million primarily related to new grants in 2022, higher professional fees of $0.4 million and an increase in company-wide event costs of $0.2 million primarily due to an in-person sales event.
General and administrative expenses
G&A expenses increased, $1.2 million, or 10%, to $13.3 million for the nine months ended September 30, 2023 from $12.1 million for the nine months ended September 30, 2022. The increase in G&A expenses was primarily due to higher professional fees of $1.1 million driven by legal expenses related to our intellectual property litigation.
Interest expense

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Interest expense	$(136)	$(60)	$(76)	127%
Interest expense remained relatively flat for the nine months ended September 30, 2023 and compared to the nine months ended September 30, 2022.

Other income (expense), net

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Other income (expense), net	$2,641	$406	$2,235	*
* Not meaningful
Other income (expense), net was $2.6 million for the nine months ended September 30, 2023, compared to $0.4 million for the nine months ended September 30, 2022. The increase in other income (expense), net was primarily due to higher interest rates on cash balances, interest income earned on our available-for-sale investments and recognition of deferred income from Transchip.
Loss from equity method investment

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Loss from equity method investment	$2,487	$—	$2,487	*
* Not meaningful
Loss from equity method investment was $2.5 million for the nine months ended September 30, 2023, compared to zero for the nine months ended September 30, 2022, representing our proportionate share of Transchip’s net loss during the trailing nine months ended June 30, 2023.

Provision for income taxes

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Provision for income taxes	$453	$722	$(269)	(37)%
Provision for income taxes for the nine months ended September 30, 2023 was $0.5 million, compared to $0.7 million for the nine months ended September 30, 2022. The decrease in our income tax expense was due to a change in the forecasted geographic mix of worldwide earnings which are taxed at different statutory tax rates, the impact of losses in jurisdictions which have full valuation allowances, and changes in current year foreign withholding taxes. Foreign withholding taxes are generally assessed on gross revenue generated, rather than pre-tax income, in certain countries in which the Company does not file an income tax return.
Liquidity and Capital Resources
Since inception, we have financed operations primarily from payments received from our customers, the net proceeds from the sale of our common stock in the IPO as well as the net proceeds from the private issuance of our convertible preferred stock and common stock. As of September 30, 2023, we had $46.4 million in cash and cash equivalents and short-term investments of which $2.8 million was held by our foreign subsidiaries.
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
Cash Flows
The following table summarizes changes in our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(12,750)	$(6,376)
Net cash used in investing activities	$(3,323)	$(7,333)
Net cash used in financing activities	$(2,335)	$(3,916)
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

For the nine months ended September 30, 2023, net cash used in operating activities was $12.8 million primarily due to our net loss of $26.3 million, adjusted for non-cash charges of $14.1 million and $0.5 million changes in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $11.0 million, loss from our equity method investment of $2.5 million and depreciation and amortization of $2.2 million, partially offset by amortization of deferred income of $0.9 million and net accretion of discounts on available-for-sale securities of $0.7 million. The drivers of the changes in operating assets and liabilities were a $3.2 million increase in accounts receivable, a $0.5 million increase in prepaid expense and other current assets and a $0.2 million decrease in accounts payable, offset by a $1.9 million increase in deferred revenue and a $1.5 million increase in accrued expenses and other liabilities.
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
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 was $3.3 million, primarily attributable to purchases of property and equipment, available-for-sale securities and certificate of deposit, partially offset by proceeds from maturities of available-for-sale securities.
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
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2023 was $2.3 million, primarily attributable to payments of contingent consideration for business combination of $1.3 million and principal payments under vendor financing arrangements of $1.0 million.
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
■The success of our business depends on sustaining or growing our licensing revenue, and the failure to achieve such revenue would lead to a material decline in our results of operations.
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
■Our dependence on international customers and operations also subjects us to a range of other additional regulatory, operational, financial, and geopolitical risks and conflicts that could adversely affect our customers’ design schedules, which can adversely impact our financial results.
■If we are unable to protect our proprietary technology and inventions through patents and other intellectual property rights, our ability to compete successfully and our financial results could be adversely impacted.
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
We operate in industries characterized by rapidly changing technologies as well as technological obsolescence. The appearance of new competitors, introduction of new products by our competitors or our failure to timely develop new or enhanced products or technologies in response to changing market demand, whether due to technological shifts or otherwise, could result in the loss of customers and decreased revenue and have an adverse effect on our business, financial condition, and results of operations.
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
■Whether any competitor substantially increases its engineering and marketing resources to compete with us in the semiconductor IP interconnect and SIA software technology arena.

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
■Our ability to compete on the basis of payment, pricing, features and/or terms.
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
■The potential effects of geopolitical conflicts, such as the military conflict between Russia and Ukraine and the conflict in Israel, including retaliatory, military and regulatory actions, on our customers’ engineering resources, design schedules, purchasing, development, sales and innovation responses and trends in response to such conflicts.
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
We have incurred net losses in certain periods historically. We incurred a net loss of $27.4 million in 2022. Our net loss was $8.2 million and $7.7 million for the three months ended September 30, 2023 and 2022, respectively and $26.3 million and $20.2 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $92.7 million. We have spent significant funds on organizational and start-up activities, to recruit engineers and other employees and to support our research and development. The net losses we incur may fluctuate significantly from quarter to quarter and may increase as a result of geopolitical and market fluctuations, inflation, economic slowdown and/or recessionary pressures, COVID-19 or similar pandemic and other global economic factors.

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
■The effects of catastrophic and other disruptive events at our customers’ and/or end customers’ offices or facilities including, but not limited to, natural disasters, telecommunications failures, cyber-attacks, terrorist attacks, regional conflicts, pandemics, epidemics or other outbreaks of infectious disease, including the recent COVID-19 pandemic, breaches of security or loss of critical data.
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
The success of our business depends on sustaining or growing our licensing revenue, and the failure to achieve such revenue would lead to a material decline in our results of operations.
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
Additionally, from time to time, we invest in expansion into adjacent markets, including the acquisition of Magillem and Semifore, and our growth into the IP interconnect and SIA solutions market. Although we believe these solutions are complementary to our IP interconnect solutions, we have less experience and a more limited operating history in offering software that, among other things, manages register configurations of IP blocks, assembles multiple IP blocks into SoC platforms and links design parameters and metadata to documentation, and our ongoing efforts in this area may not be successful. Our success in these product areas depend on a variety of factors, including the following:
■Our ability to continue to attract new customers in industries in which we have less experience.
■Our successful development of sales and marketing strategies that meet customer requirements.
■Our ability to accurately predict, prepare for, and promptly respond to technological developments in existing and new fields.
■Our ability to compete with new and existing competitors, many of which may have more financial resources, industry experience, brand recognition, relevant intellectual property rights, and/or more established customer relationships than we currently do, and they could include free and open-source solutions that provide similar SIA solutions.
■Our ability to continually balance our investment in adjacent markets with investment in our existing products and services.
■Our ability to attract and retain employees with expertise in new or emerging fields affecting our business.
Difficulties in any of our new product development efforts or our efforts to enter adjacent markets, including delays or disruptions due to factors outside of our control such as any adverse impact resulting from changing macroeconomic and geopolitical environments, market and inflationary pressures, export and trade controls, and COVID-19 or other pandemic, could harm our business.
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
Interconnect IP and SIA technology is complex, and our customer support is critical for the successful deployment of our IP in our customers’ designs, and we maintain a team of corporate and field application engineers in our global support organization. High-quality support is important for customer retention, and the importance of our support function will increase as we expand our business and pursue new customers. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our offerings to existing and new customers could suffer, and our reputation with existing or potential customers could suffer.

Our dependence on international customers and operations also subjects us to a range of other additional regulatory, operational, financial, and political risks that could adversely affect our financial results.
We derived 59.3% of our revenue for 2022 from sales to customers outside of the United States. In particular, we derived 28.8% of our revenue in 2022 from customers located in China. For the nine months ended September 30, 2023, 64.8% of our revenue was derived from sales to customers outside of the United States and 31.0% of our revenue was derived from customers located in China. We expect our revenue from China to decrease due to the applicable U.S. government trade restrictions. As a result, the economic, political, legal and social conditions in China could harm our business. In addition, we have offices globally with our sales and research and development being conducted in offices located in the San Francisco Bay Area, Texas, France, China, South Korea, and Japan. Moreover, conducting business outside the United States subjects us to a number of additional risks and challenges, including:
■Changes in a specific country’s or region’s political, regulatory or economic conditions.
■Imposition of significant new export control regulations targeting the Chinese semiconductor industry and technical support of the Chinese semiconductor industry, tariffs and other barriers, restrictions and regional stability measures, including as between U.S.-China.
■A pandemic, epidemic or other outbreak of an infectious disease, including the recent COVID-19 pandemic, which may cause us or our distributors, vendors and/or customers to temporarily suspend our or their respective operations in the affected city or country or completely.
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
■Inadequate protection of our intellectual property.
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
Downturns or volatility in general economic conditions, including as a result of geopolitical and macroeconomic conditions in the countries in which we conduct business, the recent COVID-19 pandemic or any other outbreak of an infectious disease, could harm our business.
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
Because we conduct business, have offices in and derive revenue from customers in China, our business performance may be affected by increased political tensions and changes in China’s political, social and economic environment. For example, political instability resulting from changes in the relationship between the United States and China could negatively impact our business. Any significant armed conflict related to this matter is expected to materially and adversely damage our business. Moreover, the role of the Chinese government in the Chinese economy is significant. Chinese policies toward economic liberalization, and laws and policies affecting technology companies, foreign investment, currency exchange rates, taxes and other matters could change, resulting in greater restrictions on our ability and our suppliers’ ability to do business and operate facilities in China. If any of these changes were to occur, our business could be harmed and our stock price could decline.
Any disruption in the credit markets, including as a result of the recent COVID-19 pandemic, could also impede our access to capital. If we have limited access to additional financing sources, we may be required to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms or at all. All of these factors related to global economic conditions, which are beyond our control, could harm our business. For a more detailed discussion of the COVID-19 pandemic and its recent and potential impact on our business, see “—Our business has been, and may continue to be, adversely affected by health epidemics, pandemics and other outbreaks of infectious disease, including the recent COVID-19 pandemic.”
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
The semiconductor industry is highly cyclical and is prone to significant downturns from time to time. Cyclical downturns can result from a variety of market forces including constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand, all of which can result in significant declines in semiconductor demand. We have experienced downturns in the past and may experience such downturns in the future. For example, the industry experienced a significant downturn in connection with the most recent global recession in 2008, and further experienced downturns in 2020 and 2022, which may be prolonged as a result of the economic impact of the COVID-19 pandemic. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Recently, downturns in the semiconductor industry have been attributed to a variety of factors, including the recent COVID-19 pandemic, ongoing trade disputes among the United States and China, weakness in demand and pricing for semiconductors across applications and excess inventory.
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
The semiconductor industry has also faced significant global supply chain issues as a result of the impact both on demand for devices to enable wireless connectivity and remote environments and on supply from the related imposition of government restrictions on staffing and facility operations due to the recent COVID-19 pandemic as well as other trends such as the increasing demand for semiconductors in automobiles, which together have resulted in the inability of fabrication plants to produce sufficient quantities of chips to meet demand, supply chain shortages and other disruptions. Numerous factors, such as the further trade tensions between the U.S. and China, such as the revisions to the U.S. regulations governing the export of certain semiconductor related hardware and software to China announced by the U.S. Department of Commerce’s Bureau of Industry and Security on October 7, 2022, may prolong or deepen these challenges faced by the industry.
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
Moreover, as a result of the COVID-19 pandemic and the associated responses by governments of various countries to respond and to prevent its spread, the automotive industry, including manufacturers, dealers, distributors, and third-party suppliers have been adversely impacted. For example, many automotive manufacturers were forced to suspend manufacturing operations and may be required to do so again. In addition, government-imposed restrictions on businesses, operations and travel and the related economic uncertainty have impacted demand in many global markets. While demand in the automotive industry is dependent on a number of factors, automotive manufacturers expect the impact of COVID-19 was highly dependent on its duration and severity. The foregoing impacts and other adverse effects on the automotive industry could harm our business, as well as our ability to execute our growth strategy.

Our business has been, and may continue to be, adversely affected by health epidemics, pandemics and other outbreaks of infectious disease, including the recent COVID-19 or similar pandemic.
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
The ultimate extent of the impact of any epidemic, pandemic, or other health crisis on our business will depend on multiple factors that are highly uncertain and cannot be predicted, including its severity, location and duration, and actions taken to contain or prevent further its spread. Additionally, such crises could increase the magnitude of many of the other risks described in this Quarterly Report on Form 10-Q, and may have other material adverse effects on our operations that we are not currently able to predict. If our business and the markets in which we operate experience a prolonged occurrence of adverse public health conditions, it could materially adversely affect our business, financial condition, and results of operations.
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
License agreements for our interconnect IP are generally treated as ratable revenue, with revenue being recognized evenly over the license term. In recent periods we have made and will continue to make certain changes to SIA agreements that result in ratable recognition of the related license revenue over the contract term. Still, significant portions of our anticipated future revenue depends upon our success in attracting new customers, or continuing or expanding our relationships with existing customers, and revenue recognized from licensing arrangements varies from period to period, depending on the number and size of deals closed during a quarter, and is difficult to predict. In addition, as we expand our business into new markets, our licensing deals may be smaller in volume but greater in value in volume, which may further fluctuate our licensing revenue quarter to quarter. Our ability to succeed in our licensing efforts will depend on a variety of factors, including the market positioning, performance, delivery, quality, breadth and depth of our current and future IP interconnect and other solutions as well as our sales and marketing skills. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.
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
Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. Our gross margins and financial results will suffer if we are unable to offset reductions in our average selling prices by reducing our costs, developing new or enhanced products or solutions on a timely basis with higher selling prices or gross margins, or increasing our sales volumes. In addition, there is significant pressure to maintain low royalty rates in certain markets where the end product may have a low average sales price, such as many consumer electronics products. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products on future or renewal agreements be lower than our historic royalty rates. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates on future or renewal agreements as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease with new or renewed customers, thereby decreasing future anticipated revenue and cash flow. Variable royalty revenue was 9.9% of our revenue for the nine months ended September 30, 2023. Therefore, a significant decrease in our royalty revenue could materially adversely affect our operating results.
Moreover, royalty rates may be negatively affected by macroeconomic and geopolitical trends, including from global semiconductor supply chain issues (including from shortages in the availability of the supply of chips in several semiconductor sectors and applications), the recent COVID-19 or similar pandemic and its world effects and changes in products mix. Furthermore, consolidation among our customers may increase the leverage of our existing customers to extract concessions from us in royalty rates.
Changing currency exchange rates could harm our business.
We have operations and assets in the U.S. as well as foreign jurisdictions, and we prepare our consolidated financial statements in U.S. dollars, but a portion of our earnings and expenditures are denominated in other currencies. We therefore must translate our foreign assets, liabilities, revenue and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar may negatively affect the value of these items in our financial statements. In addition, since many of our sales in foreign jurisdictions are denominated in U.S. dollars, fluctuations in the value of foreign currencies relative to the U.S. dollar may effectively increase the price of our products in the currency of the jurisdiction in which the sale took place and may result in our products becoming too expensive for non-U.S. customers who do not conduct their business in U.S. dollars. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations. If the volume of our international operations increases and foreign currency exchange rates change, the impact to our consolidated statements of operations could be significant and may affect the comparability of operating results. The impact from foreign currency exchange for the nine months ended September 30, 2023 was immaterial. We do not believe a 10% increase or decrease in foreign exchange rates would have resulted in a material impact to our operating results. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in the value of our net foreign currency investment, and our business may be harmed.
In particular, in light of the military conflict between Russia and Ukraine, and Israel conflict, and the tensions between the European Union, other European countries, as well as the United States, with Russia, any resulting material change to the valuation of the Euro or other currency relative to the U.S. dollar could adversely impact our operating results.

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
Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key personnel. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested options or restricted stock units have significantly depreciated or otherwise expressed volatility in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the trading price of our common stock. If we are unable to retain our employees, our business could be harmed.

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
Any downturn in economic conditions, geopolitical events or other business factors could threaten the financial health of our counterparties, including companies with which we have entered into licensing agreements, and their ability to fulfill their financial and other obligations to us. Such financial pressures on our counterparties may eventually lead to bankruptcy proceedings or other attempts to avoid financial obligations that are due to us. Because bankruptcy courts have the power to modify or cancel contracts of the petitioner which remain subject to future performance and alter or discharge payment obligations related to pre-petition debts, we may receive less than all of the payments that we would otherwise be entitled to receive from any such counterparty as a result of bankruptcy proceedings.
Risks Related to Intellectual Property, Information Technology and Data Security and Privacy
If we are unable to protect our proprietary technology and inventions through patents and other intellectual property rights, our ability to compete successfully and our financial results could be adversely impacted.
We seek to protect our proprietary technology and innovations, particularly those relating to the design of our products, through patents, trade secrets and other intellectual property rights. As of September 30, 2023, we had 148 total allowed or issued patents, pending patent applications and non-expired provisional patent applications worldwide. Of these, we had 71 allowed or issued patents, 63 of which are U.S. allowed or issued patents, four of which are allowed or issued China patents, two are South Korea issued patents, one is a U.K. issued patent, and one is a Japan issued patent. The 71 allowed or issued patents generally expire between July 2035 and December 2041. As of September 30, 2023, we had 77 pending non-provisional and provisional patent application filings, including 32 in the United States, 21 in Europe, 17 in China, four in South Korea and three in Japan. Maintenance of patent portfolios, particularly outside of the United States, is expensive, and the process of seeking patent protection is lengthy and costly. While we intend to maintain our current portfolio of patents and to continue to prosecute our currently pending patent applications and file future patent applications when appropriate, the value of these actions may not exceed their expense. Existing patents and those that may be issued from any pending or future applications may be subject to challenges, invalidation or circumvention, and the rights granted under our patents may not provide us with meaningful protection or any commercial advantage. In addition, the protection afforded under the patent laws of one country may not be the same as that in other countries. This means, for example, that our right to exclusively commercialize a product in those countries where we have patent rights for that product can vary on a country-by-country basis. We also may not have the same scope of patent protection in every country where we do business.

Additionally, it is difficult to predict the impact of generative artificial intelligence (AI) on our intellectual property rights risk portfolio and costly to monitor the use of our intellectual property. It may be the case that our intellectual property is already being infringed and infringement may occur in the future without our knowledge. Litigation may be necessary to enforce our intellectual property rights. While it is our policy to protect and defend our rights to our IP, we cannot predict whether steps taken by us to enforce and protect our intellectual property rights will be adequate to prevent infringement, misappropriation, or other violations of our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete. Moreover, in any lawsuit we bring to enforce our intellectual property rights, a court may refuse to stop the other party from using the technology at issue on grounds that our intellectual property rights do not cover the technology in question. Further, in such proceedings, the defendant could counterclaim that our intellectual property is invalid or unenforceable and the court may agree, in which case we could lose valuable intellectual property rights. Any litigation of this nature, regardless of outcome or merit, could materially harm our business and hurt our competitive advantage.
If we are unable to protect our proprietary technology and inventions through trade secrets, our competitive position and financial results could be adversely affected.
As noted above, we seek to protect our proprietary technology and innovations, particularly those relating to our products, as patents, trade secrets and other forms of intellectual property. Additionally, while software and other forms of our proprietary works may be protected under copyright law, in some cases we have chosen not to register any copyrights in these works, and instead, primarily rely on protecting our software as a trade secret. In the United States, trade secrets are protected under the federal Economic Espionage Act of 1996 and the Defend Trade Secrets Act of 2016 (the Defend Trade Secrets Act), and under state law, with many states having adopted the Uniform Trade Secrets Act (the UTSA) and several of which that have not. In addition to these federal and state laws inside the United States, under the World Trade Organization’s Trade Related-Aspects of IP Rights Agreement (the TRIPS Agreement), trade secrets are to be protected by World Trade Organization member states as “confidential information.” Under the UTSA and other trade secret laws, protection of our proprietary information as trade secrets requires us to take steps to prevent unauthorized disclosure to third parties or misappropriation by third parties. In addition, the full benefit of the remedies available under the Defend Trade Secrets Act requires specific language and notice requirements present in the relevant agreements, which may not be present in all of our agreements. While we require our officers, employees, consultants, distributors, and existing and prospective customers and collaborators to sign confidentiality agreements and take various security measures to protect unauthorized disclosure and misappropriation of our trade secrets, we cannot assure or predict that these measures will be sufficient. The semiconductor industry is generally subject to high turnover of employees, so the risk of trade secret misappropriation may be amplified. If any of our trade secrets are subject to unauthorized disclosure or are otherwise misappropriated by third parties, our competitive position may be materially and adversely affected.
Our ability to compete successfully depends in part on our ability to commercialize our IP solutions without infringing the patent, trade secret or other intellectual property rights of others.
To the same extent that we seek to protect our technology and inventions with patents, trade secrets and other intellectual property rights, our competitors and other third parties do the same for their technology and inventions. We have no means of knowing the content of patent applications filed by third parties until they are published. It is also difficult and costly to continuously monitor the intellectual property portfolios of our competitors to ensure our technologies do not violate the intellectual property rights of any third parties.

Claims by other companies that we infringe their intellectual property rights or that patents on which we rely are invalid could adversely affect our business.
The semiconductor industry is ripe with patent assertion entities and is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we receive communications from or are sued by third parties that allege that our products or technologies infringe their patent or other intellectual property rights. As a public company with an increased profile and visibility, we may receive similar communications in the future. Lawsuits or other proceedings resulting from allegations of infringement could subject us to significant liability for damages, invalidate our proprietary rights and harm our business. We may not prevail in lawsuits alleging patent infringement given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products, technologies or services from which we derive or expect to derive a substantial portion of our revenues, were found to infringe on another company’s intellectual property rights, we could be subject to damages, an injunction and/or other equitable relief that would force the removal of such product from the market or we could be required to redesign such product, or take a license to the third party technology, which could be costly. We could also be ordered to pay damages or other compensation, including punitive damages and attorneys’ fees to such other company. A negative outcome in any such litigation could also severely disrupt the sales of our marketed products to our customers or their customers, which in turn could harm our relationships with our customers, our market share and our product revenues. Even if we are ultimately successful in defending any intellectual property litigation, such litigation is expensive and time consuming, will divert our management’s attention from our business and may harm our reputation.
In the event that any third-party succeeds in asserting a valid claim against us or any of our customers, we could be forced to do one or more of the following:
■discontinue selling access to certain technologies that contain the allegedly infringing intellectual property which would result in a decline in our revenue and could result in breach of contract claim by our affected customers and damage to our reputation;
■stop receiving payment from a customer that can no longer sell the end-product if it contains allegedly infringing intellectual property;
■seek to develop non-infringing technologies, which may not be feasible;
■incur significant legal expenses;
■pay substantial monetary damages to the party whose intellectual property rights we may be found to be infringing; and/or
■we or our customers could be required to seek licenses to the infringed technology that may not be available on commercially reasonable terms, if at all.
If a third party causes us to discontinue the use of any of our technologies, we could be required to design around those technologies. This could be costly and time consuming and could have an adverse impact on our financial results. Any significant impairments of our intellectual property rights from any litigation we face could harm our business and our ability to compete in our industry.

We may not be able to continue to obtain licenses to third-party software and intellectual property on reasonable terms or at all, which may disrupt our business and harm our financial results.
We license third-party software and other intellectual property for use in product research and development and, in several instances, for inclusion in our products such as our license with Qualcomm for FlexNoC. We also license third-party software, including the software of our competitors, to test the interoperability of our products with other industry products and in connection with our professional services. Our third-party licenses typically limit our use of IP to specific uses and for specific time periods, and include other contractual obligations with which we must comply. Moreover, certain intellectual property rights may be licensed to us on a non-exclusive basis, and accordingly, the owners of such intellectual property rights are free to license such rights to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. These licenses may need to be renegotiated or renewed from time to time, or we may need to obtain new licenses in the future. For example, we may be required to renegotiate or seek a waiver to or consent under our license with Qualcomm with respect to our FlexNoC product in the event of certain changes of control (as defined in our agreements with Qualcomm) and there can be no guarantee we would be successful in such endeavor. Such provision could prevent us from pursuing a robust sales process in the event of a sale of the company if Qualcomm refuses to provide consent or waive such change in control provision. In such an event, a change in control could cause us to lose our license with Qualcomm and our valuation could be adversely affected. See “Business—Material Agreement—Qualcomm Agreements” in our 2022 Form 10-K for additional information. Third parties may stop adequately supporting or maintaining their technology, or they or their technology may be acquired by our competitors. If we are unable to obtain licenses to these third-party software and intellectual property rights on reasonable terms or at all, we may not be able to sell or support the affected products, our customers’ use of the products may be interrupted, and/or our product development processes and professional services offerings may be disrupted, which could in turn harm our financial results, our customers, and our reputation. Further, if we or our third-party licensors were to breach any material term of a license, such a breach could, among other things, prompt costly litigation, result in the license being terminated or result in fines and other damages. If any of the following were to occur, it could harm our business and our reputation.
We also cannot be certain that our licensors are not infringing the intellectual property rights of others or that our licensors have sufficient rights to the intellectual property to grant us the applicable licenses. Although we seek to mitigate this risk contractually, we may not be able to sufficiently limit our potential liability. If we are unable to obtain or maintain rights to any of this intellectual property because of intellectual property rights infringement claims brought by third parties against our licensors or against us, our ability to develop, maintain and support our products and technology incorporating that intellectual property could be severely limited and our business could be harmed. Furthermore, regardless of outcome, infringement claims may require us to use significant resources and may divert management’s attention.
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
Moreover, some open-source software licenses require users who distribute that open-source software as part of their proprietary software to publicly disclose all or part of the source code to such software and make available any derivative works or modifications of the open-source code on unfavorable terms or at no cost. If we were to combine our proprietary software with such open-source software in a certain manner, we could, under certain circumstances, be required to comply with such license terms. Although we have tools and processes to monitor and restrict our use of open-source software, the risks associated with open-source usage cannot be eliminated and may, if not properly addressed, result in unanticipated obligations that could harm our business.

Any dispute regarding our intellectual property may require us to indemnify certain customers, the cost of which could severely harm our business.
In any potential dispute involving our patents or other intellectual property, our customers could also become the target of litigation. Some of our agreements, including those with key customers like Texas Instruments Incorporated and Samsung Electronics Co., Ltd., provide for indemnification, and some require us to provide technical support and information to a customer that is involved in litigation involving use of our technology. In addition, we may be exposed to indemnification obligations, risks and liabilities that were unknown at the time that we acquired assets or businesses for our operations. Any of these indemnification and support obligations could result in substantial and material expenses. In addition to the time and expense required for us to indemnify or supply such support to our customers, a customer’s development, marketing and sales of licensed semiconductors, mobile communications and data security technologies could be severely disrupted or shut down as a result of litigation, which in turn could severely harm our business as a result of lower or no royalty payments.

Cybersecurity threats continue to increase in frequency and sophistication; a successful cybersecurity attack could interrupt or disrupt our information technology systems, or those of our third-party service providers, or cause the loss of confidential or protected data which could disrupt our business, force us to incur excessive costs or cause reputational harm.
Security breaches, computer malware and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers or partners. The size and complexity of our information systems make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. Such attacks are increasing in their frequency, levels of persistence, levels of sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the recent COVID-19 or similar pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition to unauthorized access to or acquisition of personal data, confidential information, intellectual property or other sensitive information, such attacks could include the deployment of harmful malware and ransomware, and may use a variety of methods, including denial-of-service attacks, phishing, social engineering and other means, to attain such unauthorized access or acquisition or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information. Like many other companies, we experience attempted cybersecurity actions on a frequent basis, and the frequency of such attempts could increase in the future. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent or quickly identify service interruptions or security breaches. For example, in 2019 a customer paid an invoice to a fraudulent third party and such amount could not be recovered. The techniques used by cybercriminals to obtain unauthorized access to systems or sabotage systems, or disable or degrade services, change frequently, may not be recognized until launched against a target and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. We cannot assure that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages or breaches in our systems or those of our third-party services providers or partners. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us. Data security breaches could also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental or regulatory investigation. For example, the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act, collectively the CCPA, imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. Where a security incident involves a breach of security leading to the accidental or unlawful destruction, loss, alternation, unauthorized disclosure of, or access to, personal data in respect of which we are a controller or processor under the GDPR or U.K. GDPR (as defined below), this could result in fines of up to €20.0 million or 4% of annual global turnover under the GDPR or £17.5 million and 4% of total annual revenue in the case of the U.K. GDPR. Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons and additional regulations regarding security of such data are possible. We may be required to notify such breaches to regulators and/or individuals which may result in us incurring additional costs. Moreover, any such compromise of our information security or that of our third parties could result in the misappropriation or unauthorized publication or other exploitation of our confidential business or proprietary information or personal information or that of other parties with which we do business, an interruption in our operations, the unauthorized transfer of cash or other assets, the unauthorized release of customer or employee data or a violation of privacy or other laws. In addition, computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products, or that otherwise exploit any security vulnerabilities, and any such attack, if successful, could expose us to liability to customer claims. Any of the foregoing could irreparably damage our reputation and business, which could have a material adverse effect on our results of operations, cause us to incur significant costs, including legal expenses and remediation costs.
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
As part of our business, we collect personal data, and other potentially sensitive and/or regulated data from our customers. In the U.S., numerous federal and state laws and regulations, including data breach notification laws data privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure protection and other processing of personal information. For example, the CCPA requires covered companies to, among other things, provide certain disclosures to California consumers about use of personal information, and affords such consumers new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. The California Privacy Rights Act (CPRA) passed in California significantly amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. As part of CPRA, a new California data protection agency is authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Further, Virginia enacted the Virginia Consumer Data Protection Act, another comprehensive state privacy law, effective January 1, 2023. Colorado also enacted the Colorado Privacy Act, effective July 1, 2023, Connecticut enacted the Connecticut Data Privacy Act, effective July 1, 2023, Texas enacted the Texas Data Privacy Act, effective July 1, 2024, and Utah enacted the Utah Consumer Privacy Act, effective December 31, 2023. These state privacy laws may increase our compliance costs and potential liability, particularly in the event of a data breach, and could harm our business, including how we use personal information. A number of other proposals exist for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and harm our business.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, the EU General Data Protection Regulation (EU GDPR) and the U.K. General Data Protection Regulation and the U.K. Data Protection Act 2018 (UK GDPR) (collectively, the GDPR) imposes comprehensive data privacy compliance obligations on our collection, processing, sharing, disclosure, transfer and other use of data relating to an identifiable living individual or “personal data”. The EU and U.K. regimes also include laws which, among other things, require European Economic Area (EEA) member states and the U.K. to regulate marketing by electronic means and the use of cookies and similar technologies. The GDPR has resulted in, and will continue to result in, significant compliance burdens and costs for companies with customers and/or operations in the EEA and the U.K. The GDPR, and national implementing legislation in each member state, imposes a strict data protection compliance regime including: (i) providing detailed disclosures about how personal data is collected and processed; (ii) demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; (iii) granting certain rights for data subjects in regard to their personal data (including transparency, the right to be “forgotten,” right to data portability, right of access, and right to rectification); (iv) obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; (v) imposing limitations on retention of personal data; (vi) maintaining a record of data processing; and (vii) complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, and enforcement notices requiring us to change the way we use personal data or our marketing practices. For example, under the GDPR we may be subject to fines of up to €20 million / £17.5 million or up to 4% of the total worldwide annual group turnover of the preceding financial year (whichever is higher) for major violations. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, reputational harm and a potential loss of business.
We are also subject to European Union rules with respect to cross-border transfers of personal data out of the EEA and the U.K. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the U.K. to the United States. In July 2020, the Court of Justice of the EU (CJEU) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (SCCs). In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations called the EU-US Data Privacy Framework (DPF). On July 10, 2023, the EU adopted an adequacy decision for the EU-U.S. DPF after determining that the additional safeguards included in Executive Order 14086 signed by President Biden on October 7, 2022, provide an adequate level of protection for personal data transferred from the European Union. The adequacy decision allows the EU-U.S. DPF to facilitate the transfer of data from Europe to the United States, benefiting companies and individuals on both sides of the Atlantic. We currently rely on the SCCs to transfer personal data outside the EEA and the U.K., including to the U.S., with respect to both intragroup and third party transfers. We will be required to implement the revised applicable SCCs within the relevant time frames. In addition, the UK’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the UK under the UK GDPR. This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing SCCs arrangements must be migrated to the new documentation by March 21, 2024. We will be required to implement the latest U.K. data transfer documentation for data transfers subject to the UK GDPR, within the relevant time frames. These recent developments may require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to in the U.S. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines.

Further, the exit of the U.K. from the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the U.K. The European Commission has adopted an adequacy decision in favor of the U.K., enabling data transfers from EU member states to the U.K. without additional safeguards. However, the U.K. adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision, and remains under review by the Commission during this period. In September 2021, the U.K. government launched a consultation on its proposals for wide-ranging reform of UK data protection laws following Brexit. There is a risk that any material changes which are made to the U.K. data protection regime could result in the Commission reviewing the U.K. adequacy decision, and the U.K. losing its adequacy decision if the Commission deems the U.K. to no longer provide adequate protection for personal data. The relationship between the U.K. and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how U.K. data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure.
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
Exports of certain of our IP interconnect and other solutions are subject to export controls imposed by the U.S. government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the EAR, administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Certain of our solutions are subject to EAR. Obtaining export licenses can be difficult, costly and time-consuming and we may not always be successful in obtaining necessary export licenses, and our failure to obtain required import or export approval for our products or limitations on our ability to export or sell our products imposed by these laws may harm our international and domestic revenue. Noncompliance with these laws could have negative consequences, including government investigations, penalties and reputational harm. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.
We derived 0.1% and 0.7% of our revenue in the form of royalties in the nine months ended September 30, 2023 and the year ended 2022, respectively, from parties that are subject to the Entity List of the EAR (a list of entities to which the transfer of EAR-controlled technology or software requires a U.S. export license), including Chongxin Bada Technology Development Co., Ltd. (Bada), HiSilicon Technologies Co. Ltd. (HiSilicon), and SZ DJI Technology Co., Ltd. Current and future business with these entities may be limited in scope or suspended entirely in order to comply with the EAR and as a result, our revenue could be adversely impacted. Regulatory changes concerning the export classification of our products, changes to the applicability of the EAR to certain product offerings, or the addition of new entities to the restricted party lists can further increase the scope of export restrictions applicable to our business. Failure to obtain export licenses for our products or having one or more of our customers be restricted from receiving exports from us could significantly reduce our revenue and harm our business.

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
In July 2021, we submitted a voluntary self-disclosure (VSD) to the U.S. Department of Commerce's Bureau of Industry and Security, noting potential violations of the EAR. On April 28, 2022, the Office of Export Enforcement of the U.S. Department of Commerce's Bureau of Industry and Security closed the matter with the issuance of a warning letter. In our VSD submission, we had identified discrete transactions with two customers, Bada and HiSilicon. We do not provide either customer with products or ongoing support. We have taken and continue to take remedial measures to help prevent similar situations from occurring in the future.
We face risks associated with doing business in China.
For the nine months ended September 30, 2023, we derived 31.0% of our revenue from customers located in China. As a result, the economic, political, legal and social conditions in China could harm our business. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the IP we develop in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Some of the other risks related to doing business in China include:
■The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.
■Restrictions on currency exchange may limit our ability to receive, transfer and use our cash effectively.
■Increased uncertainties related to the enforcement of intellectual property rights including any intellectual property rights that we may license to a Chinese (or other emerging jurisdiction) entity, including any joint ventures we may form.
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
Additionally, on October 7, 2022, the U.S. Department of Commerce's Bureau of Industry and Security issued export controls related to the Chinese semiconductor manufacturing, advanced computing, and supercomputer industries. These export controls impose broad end-use and other restrictions on facilities in China that develop or produce semiconductor chips or manufacturing equipment, and may impact our ability to license or support our products to entities in or doing business with certain advanced AI or “supercomputer” design companies, foundries and manufacturers of assemblies and components in China. On October 17, 2023, U.S. Department of Commerce's Bureau of Industry and Security issued regulations amending the October 7, 2022 export controls governing the export of certain semiconductor-related hardware and software to China. These restrictions, which are effective on November 17, 2023, and any subsequent restrictions, may have an adverse effect on our business, results of operations, or financial condition and we may no longer be able to license or support our products to certain companies in China. Furthermore, increased restrictions on China exports may lead to regulatory retaliation by the Chinese government and possibly further escalate geopolitical tensions, and any such scenarios may adversely impact our business. The prospect of future export controls that are implemented in a similar manner may continue to have an ongoing impact on our business, results of operation, or financial conditions.
On August 9, 2023, President Biden signed an “Executive Order 14105 entitled Executive Order on Addressing United States Investments in Certain National Security Technologies and Products in Countries of Concern” that will impact certain investments by U.S. persons and companies in China. This new regulatory regime, which will not likely take effect until implementing regulations are issued by the U.S. Department of the Treasury in early 2024, will require notification to the Treasury Department of certain investments by U.S. persons and companies involving certain sectors and technologies in China and will prohibit other types of investments in China.
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
There are uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including, but not limited to, the laws, rules and regulations governing the validity and enforcement of the joint venture arrangement such as the one we are contemplating entering into with certain Chinese entities, including one of our shareholders who holds less than 5% of our outstanding common stock. Because many laws and regulations are relatively new, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the interpretation of statutes and regulations may be subject to government policies reflecting domestic political agendas. Enforcement of existing laws or contracts based on existing law may be uncertain and sporadic. Although we believe, based on our understanding of the current PRC laws, rules and regulations, the structure for our current and contemplated operations based in China complies with all applicable PRC laws, rules and regulations and does not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, we cannot assure you that the PRC regulatory authorities will not determine that such joint venture arrangements do not violate PRC laws, rules or regulations. If the PRC regulatory authorities determine that any joint ventures, we may enter into are in violation of applicable PRC laws, rules or regulations, such joint venture arrangements may become invalid or unenforceable, which will substantially affect our operations adversely.

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
We will remain an emerging growth company, and will be able to take advantage of the foregoing exemptions, until the last day of our fiscal year following the fifth anniversary of the closing of our initial public offering or such earlier time that we otherwise cease to be an emerging growth company, which will occur upon the earliest of (i) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (ii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which will occur as of the end of any fiscal year in which (x) the market value of our common equity held by non-affiliates is $700 million or more as of the last business day of our most recently completed second fiscal quarter, (y) we have been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months and (z) we have filed at least one annual report pursuant to the Exchange Act.
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
We provide guidance regarding our expected financial and business performance including our anticipated future revenues, operating expenses and other financial metrics. Correctly identifying the key factors affecting business conditions and predicting future events is inherently uncertain. Any guidance that we provide may not always be accurate or may vary from actual results due to our inability to correctly identify risks and uncertainties and to quantify their impact on our financial performance. We provide no assurances that such guidance will ultimately be accurate, and any such guidance should be treated with appropriate caution. If we fail to meet our guidance or if we find it necessary to revise such guidance, even if seemingly insignificant, investors and analysts may lose confidence in us and the market value of our common stock could be materially adversely affected.

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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of September 30, 2023, we had approximately 36.8 million shares of common stock outstanding.
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
As of September 30, 2023, K. Charles Janac, our President, Chief Executive Officer and Chairman, held voting power over approximately 28.5% of our outstanding voting stock. Therefore, this stockholder will have the ability to influence us through this ownership position. For example, this stockholder may be able to exercise significant influence over elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise could dilute the ownership and voting power of our other stockholders.
We have 300,000,000 shares of common stock authorized as of September 30, 2023. In addition, our Certificate of Incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our Certificate of Incorporation authorizes us to issue shares of common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock from time to time, for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, an acquisition, an investment, our stock incentive plans or otherwise. Such additional shares of our common stock or such other securities may be issued at a discount to the market price of our common stock at the time of issuance. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. As discussed below, the potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock. Any issuance of such securities could result in substantial dilution to our existing stockholders and cause the market price of shares of our common stock to decline.
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
From time to time, we may be party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, third-party contractors, intellectual property rights, employment matters or other aspects of our business. We may face claims based on intellectual property rights from individuals, companies, non-practicing entities, academic and research institutions, and other parties, including claims from multiple sources against us and other companies. Claims that our products infringe the intellectual property rights of others, regardless of merit, may cause us to incur large costs to respond to, defend and resolve the claims, and they may divert the efforts and attention of our management and technical personnel from our operations.
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
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 plans:
On August 10, 2023, Atiq Raza, Director, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) and originally adopted on December 07, 2022 for the sale of up to 765,414 shares of the Company’s common stock until May 31, 2024.
On August 15, 2023, Atiq Raza, Director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 841,095 shares of the Company’s common stock until October 31, 2024.
On August 15, 2023, Paul Alpern, Vice President and General Counsel, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) and originally adopted on March 10, 2023 for the sale of up to 126,700 shares of the Company’s common stock until June 30, 2024.
On August 16, 2023, Paul Alpern, Vice President and General Counsel, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 131,885 shares of the Company’s common stock until August 31, 2024.

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

Date: November 7, 2023

Arteris, Inc.

By:	/s/ K. Charles Janac
Name:	K. Charles Janac
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nicholas B. Hawkins
Name:	Nicholas B. Hawkins
Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)