Form 10-K
period 2023-12-31
Arteris, Inc.
filed 2024-02-20
CIK 1667011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. o
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. o
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No x
As of June 30, 2023, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale prices of such shares on the Nasdaq Global Select Market on June 30, 2023) was approximately $162.8 million. Shares of common stock held by each officer, director and entities affiliated with directors have been excluded because such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations of the Exchange Act. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 13, 2024, there were 37,849,685 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

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

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should be aware, including those described in the section entitled “Risk Factors.” The risks include the following:
•We face significant competition from larger companies and third-party providers that may deploy their resources so they can develop their IP solutions internally;
•We have a history of net losses, and we may not achieve or maintain profitability in the future;
•Because our IP solutions are components of end products, if semiconductor system producers and/or end product producer companies in the automotive market, enterprise computing market, communications market, consumer electronics market, and industrial market do not incorporate our solutions into their end products or if the end products of our customers do not achieve market acceptance, we may not be able to generate adequate license sales and royalty income from our products;
•We depend on market acceptance of third-party semiconductor IP;
•The success of our business depends on sustaining or growing our licensing revenue, and the failure to achieve such revenue would lead to a material decline in our results of operations;
•The nature of the design win process requires us to incur significant expenses without any guarantee that research and development and sales efforts will generate revenue, which could adversely affect our financial results;
•Even if we succeed in securing design wins for our IP interconnect and other solutions and our System-on-Chip (SoC) Integration Automation software (SIA) (formerly IP deployment software) solutions, we may not generate timely or sufficient margins or margins from those wins and our financial results could suffer;
•Claims by other companies that we infringe their intellectual property rights or that patents on which we rely are invalid could adversely affect our business;
•We continually pursue new IP interconnect, SoC integration automation, and other technology initiatives, and if we fail to successfully carry out these initiatives, our business could be harmed;
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
•We face risks associated with doing business in China; and
•Litigation, including securities class action litigation, may impair our reputation and lead us to incur significant costs. For example, we are currently involved in ongoing litigation related to patent infringement claims.

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

Part I
Item 1. Business
Overview
We are a leading provider of semiconductor system IP, including interconnect and other intellectual property, (collectively, System IP) technology. Our System IP technology manages the on-chip communications and IP block deployments in System-on-Chip (SoC) semiconductors and systems of chiplets. Our leading proprietary System IP solutions achieve this by connecting client IP blocks such as processors, memories, artificial intelligence/machine learning (AI/ML) accelerators, graphics subsystems, safety and security, and other input/output subsystems (I/Os) via multiple Network-on-Chips (NoCs) in order for our customers to experience faster SoC targeting, as well as, more efficient, and lower cost solutions. Growth for our solutions is being driven by growing SoC sophistication and associated complexity, now extending into disaggregation of SoCs into systems which implement the communication protocol aspects and partner with industry leading providers like Synopsys, Cadence, Alphawave and others to connect to their die to die interfaces. The addition of more processors, channels of memory access, machine learning sections, additional I/Os interface standards, and other subsystems within SoCs is driving the need for more advanced System IP, including NoC interconnect IP’s. The growth in the numbers of these connected on-chip subsystems places an increasing premium on the interconnect IP capability to move data inside complex SoCs. We believe this increase in SoC complexity has created a significant opportunity for sophisticated System IP solutions that incorporate NoC interconnect IP, SoC Integration Automation software (SIA) (formerly IP deployment software) and NoC interface IP (consisting of peripheral data transport IP and control plane networks connected to NoC interconnect IPs). Moreover, our technology can also provide more cost-effective solutions and reduce the risks of building and maintaining in-house NoC teams, which we believe has positively contributed to our market segment share growth.
Founded in 2003, we are among the pioneers in the development of NoC IP technology for on-chip communication that addresses the growing complexity, performance, and cost requirements of SoC semiconductors and as a result, we have emerged as a global leader. Over time, we have expanded and scaled our interconnect IP and other IP businesses to provide hardware, software, documentation, support, and training under a license fee and a royalty business model, to companies that design and produce semiconductors. In addition, we are also finding an increasing number of customers further down the supply chain, such as system-level companies and automotive original equipment manufacturers (OEMs). Our SoC integration automation capabilities were significantly enhanced by our acquisitions of Magillem in 2020 and Semifore in 2022, complementing our interconnect IP solutions by helping automate the customer configuration of its NoC IPs, the process of integrating and assembling all the customer’s IP blocks into SoC hardware, and ensuring correct hardware-software integration for software development. Products incorporating our IP are used to carry important data inside today’s complex SoCs across a broad range of applications including automotive, enterprise computing, communications, consumer electronics, and industrial markets. Our interconnect IP solutions can be found in multiple industry-standard designs supporting instruction set architectures such as x86, Arm, RISC-V, CEVA, Synopsys ARC, Cadence Tensilica and MIPS, as well as memory controllers, UCIe, BoW, and XSR controllers, I/O and a variety of IP subsystems, to enable customers to integrate such IP blocks with high levels of efficiency and performance. Our solutions enable customer innovation because they are configurable for each customer’s design flow and SoC development projects and have wide applicability for many types of SoCs. We estimate that our solutions have been incorporated into three and a half billion production SoCs since inception.
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

We leveraged our extensive technical expertise to develop configurable IP for a new method for on-chip communication, the NoC, that has emerged over the past couple of decades to address these critical semiconductor development challenges. We accomplished this by pioneering the use of proprietary networking techniques for on-chip communications to remove the inherent architectural limitations of traditional on-chip communications, thereby improving ease of integration, performance, silicon area, and power consumption. In doing so, we enable our customers to achieve their design goals faster, more efficiently, and at lower costs. In addition, our SIA solutions enable easier IP integration of our interconnect IPs – among other IP blocks that make up an SoC, across both hardware and software.
We work directly with our customers throughout the SoC development process and seek to develop long-term, sustainable relationships with them as our technology becomes embedded in their products. Increasingly, we are also seeing system companies and even their customers becoming directly involved in SoC and NoC specifications and design, further expanding our ability to partner in this growing market. We also leverage our long history in interconnect IP designs and are able to serve a broad range of applications and deliver application and customer-specific features to our customers. For example, we are a leader in the market of interconnect for advanced driver assistance systems (ADAS) SoCs, which we believe is a result of our quality, reliability, and innovative technology targeted at that business application, and longstanding collaboration with automotive semiconductor companies, Tier 1 suppliers, and car manufacturing OEMs.
We provide solutions for the global SoC market and believe that market growth will be driven by an increasing number of SoC designs and growing complexity, increasing average selling prices of interconnect IP and SIA, and the growing proliferation of the NoC interface IP market segment. More specifically, we believe our growth will be driven by technology trends requiring more sophisticated on-chip processing in the automotive, communications, enterprise computing, consumer electronics, and industrial markets. Also, the need for sophisticated system IP products is growing rapidly in order to address the requirements of smaller die size, multi-die systems, lower power consumption, and higher operation frequency, as well as management of critical net latency in a timely and cost-effective manner. As a result, we believe these trends have led to an increased economic benefit of in-licensing commercial semiconductor design IP, a trend that we expect to continue.
For the years ended December 31, 2023 and 2022, we generated $53.7 million and $50.4 million in revenue, $15.7 million and $6.8 million in cash flows used in operating activities, and $36.9 million and $27.4 million in net loss, respectively. We expect to incur further net losses in the short term as we invest in our business. As of December 31, 2023, we had Annual Contract Value (ACV), which we define for an individual customer agreement as the total fixed fees under the agreement divided by the number of years in the agreement term, of $50.9 million. ACV and trailing-twelve-months variable royalties and other revenue reached $56.1 million as of December 31, 2023. Since our inception, our interconnect IP solutions have been used in over 760 unique SoC Design Starts. In 2023, we added 23 net new Active Customers. We define Active Customers as customers who have entered into a license agreement with us that remains in effect.
Industry Background
Semiconductor complexity is increasing as the industry moves from integrated circuits (ICs) that process data to SoCs that make decisions, and now extends to systems. Historically, a chip’s complexity was much lower as processors were connected to memories with relatively few peripheral IP block functions. Once the industry moved to 40 nanometer (nm) and more advanced process geometries, it became possible to build more complex SoCs, such as mobile phone application processors, which contained many more IP blocks and consequently required more sophisticated on-chip communications. With the rise of machine learning algorithms and architectures, such as convolutional neural networks, and semiconductor process technologies reaching 3nm geometries, with roadmaps to go beyond these process technologies, it became possible to build complex decision-making SoCs for applications such as automated driving and enterprise computing data center acceleration. Integration of processors, accelerators, machine learning subsystems, sophisticated multi-channel memories, and an ever-larger number of interface standards have placed a premium on the ability to move data efficiently inside the SoC and between SoC chiplets. These trends further highlight the growing importance of interconnect IP in today’s SoCs.
Increasing chip design complexity leads to rising costs. The slowing of Moore’s law and the need for more functionality and performance has necessitated new architectural paradigms and accelerated the move to more advanced process nodes. This has resulted in the adoption of significantly more expensive and complex chip design methods and manufacturing processes, creating a substantial rise in semiconductor design costs. Costs continue trending upwards, as the design costs of an advanced SoC have risen five times from the 16nm technology node to the 5nm technology node, according to the Semiconductor Industry Association, and are now extending to 3nm technology and beyond. This has placed increasing importance on the cost efficiencies provided by System IP solutions.

Increasing SoC complexity leads to increasing System IP value. It is common for today’s SoC to contain multiple types of data traffic in the same design, with a hierarchy of NoCs connecting sub-systems and eventually the top-level of the design. In addition, the large number of IP blocks in complex SoCs means that more data traffic must be successfully managed. Data must be brought to each of these IP blocks at a time where such data is required—otherwise that IP block will be “starved” of data. As their size has grown, partially due to the incorporation of machine learning subsystems, SoCs are being split into chiplets, which are smaller pieces of silicon packaged together into one unit. Communication between chiplets adds complexity, which increases the value of interconnect IP. Another complexity factor is the increasing use of cache coherent traffic which makes multiple processors and/or accelerators look like a single hardware programming space to the application software, simplifying software development. Many complex SoCs now use cache coherent and non-coherent traffic in a single SoC, raising the volume and value of our System IP solutions.
Increasing SoC complexity puts pressure on IP block assembly and connectivity efforts. With potentially hundreds of IP blocks coming from a variety of vendors and internal development groups, SoC teams need to manage the IP supply chains with increasingly capable SoC integration automation. These teams and their electronic design software (EDA) groups also need to put in place increasingly capable SoC integration methodologies to improve SoC development success. These developments have driven the semiconductor industry to use SoC integration automation standards such as IEEE 1685 IP-XACT which are becoming increasingly sophisticated with each generation and require more sophisticated software to support them.
Increasing demand from emerging end markets and new market participants. New applications in markets such as automotive, enterprise computing, communications, consumer electronics, and industrial have increased the diversity and overall demand in the semiconductor market. These new applications, often including an increasing level of AI/ML technology, safety, or complex hardware-software integrations, have led to an increase in the number and complexity of SoC designs. Chips used for AI training and inference acceleration have increased in die size, further increasing design costs with new design complexities and performance requirements. Also, new market participants, such as electronic system companies, internet hyperscalers, and automotive OEMs, have begun internally developing their own chips. The increasing demand from current and new market entrants is increasing the need for System IP solutions.
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
System IP Market
SoC-type semiconductors consist of pre-made IP blocks that are either licensed from third parties by semiconductor and electronics companies or developed in-house. These IP blocks must be assembled into SoCs as efficiently as possible to address semiconductor company and system OEM customer requirements. Many of these IP blocks, including processors and other functional blocks, such as machine learning and vision subsystems, perform processing functions and execute complex software stacks. These IP blocks can number in the hundreds on a single chip and generate and consume commands and data, as well as work together as a unit. As SoCs become more complex, there has emerged a class of silicon IP and software tools designed to assemble these IP blocks into a functioning SoC at target cost and performance. We call this the System IP market. The System IP market consists of interconnect IP, NoC interface IP and SIA solutions. According to Informa PLC (Omdia), the semiconductor market is set to grow from about $604 billion in 2022 to $734 billion in 2026. As SoC technology evolves, we believe that there is a significant opportunity for us to grow our value by introducing additional functionality for our customers to integrate their SoCs efficiently using our System IP solutions.

Omdia segments the aforementioned semiconductor and OEM markets into six industry segments: automotive, computing, consumer, industrial, wireless, and wired communication. Our market penetration spans all of these segments and customer adoption is most pronounced in the automotive, enterprise computing, consumer electronics, communications across wired and wireless, and industrial segments, driven by a higher rate of disruptive innovations. While the key focus is in the SoC design itself, we greatly benefit from the verticalization trend in which traditional OEMs increase the control of their design chain driving system requirements into semiconductor and IP companies, and often take on the semiconductor design themselves or with their semiconductor company suppliers. These trends of specialization and OEMs controlling their own destiny in light of supply chain disruptions are amplified by trends towards heterogeneous disaggregation of SoC design into multi-die systems and 3D-IC assembly. Overlaid over the industry vertical markets mentioned above, the differentiation of semiconductor IP and tools is increasingly determined by the ability to address horizontal market aspects that span across the industry verticals. For instance, we differentiate with our readiness for safety certification for mission-critical and automotive designs, our ability to address specific requirements posed by AI/ML designs in enterprise computing data centers, automotive autonomous driving, and consumer and industrial edge designs. Our support includes standard processor architectures and our experience with enabling our readiness to enable our customers to optimize their System IP for specific semiconductor manufacturing technologies (such as TSMC, Samsung and Intel foundries).
Automotive Applications
The automotive market is undergoing technology disruption with the advent of automated driving, electrification, electronic control unit consolidation and vehicle connectivity to the internet. Furthermore, cars are becoming increasingly connected to a large network of data centers, roadside and city infrastructures, and other vehicles, creating the “Internet of Cars.”
The automotive semiconductor industry that is expected to drive the “Internet of Cars” is in a period of rapid growth. Omdia estimates that the automotive SoC market will grow from nearly $7.0 billion in 2023 to over $13.1 billion in 2027, at a CAGR of over 17.1%.
As the electronically enabled car has continued to grow in sophistication and performance, complex SoCs must increasingly receive, process and communicate data, further requiring advanced interconnect IP solutions.
The different levels of automated driving are defined as “Level 1” to “Level 5” with “Level 1” being sophisticated cruise control and “Level 5” being fully automated without the need for human driving intervention. Informa Tech LLC estimates that over half of all light vehicles sold in 2027 will be equipped with ADAS systems considered “Level 2” and above. Behind this leap in ADAS deployments is the growth in the number of ADAS-related semiconductors. Omdia estimates that the annual volume shipments of ADAS semiconductors will double from 2023 to 2027.
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
Some of the key areas for workload specific acceleration in data centers are in AI/ML, database processing, video/audio transcoding, and scientific computing. AI/ML SoCs must be “trained” on large data sets that have to be collected from real-world data utilizing “training” SoCs. A different class of AI/ML SoCs uses such data to match the training data against actual data collected by sensors of the system utilizing “inference” SoCs. In 2023, Gartner estimated that the market for such AI-enabled applications processors will nearly triple from 2022 to 2027. AI/ML is deployed in cloud data centers for applications such as personalized advertising and credit card fraud detection. AI/ML is also deployed at the edge of networks for applications such as automated driving, cell phones and numerous other applications, and is as such considered a technology addressing various industry vertical business segments.
Communications Applications
The wireless communications market is in the midst of disruption as it allows efficient machine-to-machine communications at a massive scope and scale. 5G technology allows the cost-efficient connections of massive numbers of embedded sensors and other devices into ultra-reliable, high-bandwidth, and low-latency networks. In short, 5G enables smart devices utilizing sophisticated SoCs to communicate more information at faster speeds while using less power. As 5G is adopted as the wireless market standard, it is expected to revolutionize markets, including cars and smart city vehicle infrastructure, factory automation, logistics, and consumer and business broadband. For example, Ericsson estimated that there will be 9.2 billion global mobile endpoints by 2028, with mobile traffic up to 21 exabytes per month, up from 6 exabytes in 2022. Further, in February 2023, Ericsson forecasted that 5G will make up a growing part of this traffic, with 5G subscriptions growing from 1 billion subscribers in 2022 to nearly 5 billion in 2028. Already approaching the next generation network infrastructure, the industry has started the development of a roadmap towards 6G technology to be rolled out towards the end of this decade, with various 5G Advanced steps in-between.
We believe the transition to 5G and 6G will accelerate System IP market growth because the high complexity of 5G and 6G chips require more stringent requirements for bandwidth, latency, and power consumption, making an easy-to-integrate, high performance and low power on-chip interconnect a critical requirement.
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
Besides the AI/ML technology that is especially pronounced in high-performance enterprise computing and automotive application, as well as at the edge that enter the industrial, consumer electronics, and communications applications, functional safety is a key technology horizontal driving our differentiation and growth. We enable our customers to achieve ASIL-B and ASIL-D ISO 26262 certification with our products addressing the NoC Interconnect IP NoC Interface IP markets. Further, critical tools in our SIA product portfolio have been “Tool Confidence Level” (TCL)-certified by the TUV SUD to confirm that they are safe to use in automotive and mission-critical markets like aerospace & space as part of the industrial vertical.

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
Industry Challenges
Interconnect IP development is a challenging, time-consuming, and expensive process. The need for robust, maintainable interconnect technology becomes increasingly important as chip designs become more complex and larger in size, both driven by advances in semiconductor manufacturing technology. As semiconductor manufacturing technology has advanced, it has increased the number of IP block functions that can be added to SoC type semiconductors. However, as more IP block functions are added to a chip, the sheer number of physical connections required for communications between the on-chip IP blocks grows massively. Therefore, the larger and more complex the SoC, the more important the on-chip interconnect for overall chip performance, power consumption and cost. Interconnect and SoC integration automation technology is key to allowing SoC designers to design these types of chips while meeting their technical and time-to-market requirements. The industry is challenged to meet these requirements by itself because of the technical know-how to do so. Further, any failures due to quality issues are enormously expensive and industry standards for mission-critical applications like automotive are costly to meet. All these technology trends combine to require a large initial investment and a long-time commitment for a chip design team or commercial interconnect IP company to create semiconductor IP and software technologies that satisfy industry needs.
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

■Breadth of System IP solutions. With needs to address cache coherent, non-coherent, machine learning and chiplet traffic, customers need a System IP solution that works together across all these data traffic types. SoC integration automation technologies allow customers to manage the deployment of the rest of the IP blocks in the SoC in order to ease SoC IP integration. Meeting such requirements requires significant enterprise scale in engineering and customer support. Necessity for such combined technologies amounts to a significant barrier to entry in terms of time, cost and customer adoption.
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
Our Solutions and Competitive Strengths
We are a leading provider of interconnect and other IP technology that manages the on-chip communications in SoC semiconductor devices. We believe our System IP is integral to our customers in the automotive, enterprise computing, consumer electronics, communications across wired and wireless, and industrial markets. Our core strengths include:
■We help accelerate our customers’ time to market. Our interconnect IP software and SIA solutions help accelerate SoC development at several different steps in the design cycle. For example, we offer design exploration and modeling capability for SoC architects to explore the interconnect IP performance of their designs ahead of hardware description language generation to speed up SoC architecture definition. As another example, we have automated test bench generation to accelerate the verification of our interconnect IP products. Still further, our physical awareness capability allows the estimation of critical net latencies and estimates whether the interconnect IP will meet our customers’ required timing. Our System IP product lines are structured so that our customers can customize the interconnect for their needs, helping accelerate interconnect IP customization for their particular SoC configurations. In addition to interconnect IP productivity features, we offer a combination of automated interconnect configuration software, pre-verified interfaces to IP block protocols, pre-verified interfaces to EDA tools and a pre-verified interconnect IP element library for rapid generation of customer-specific interconnect IP products. Our SIA solutions also help accelerate SoC development by enabling the IP blocks making up an SoC to be packaged in a standard format called IP-XACT (Institute of Electrical and Electronics Engineers—IEEE 1685), which provides a uniform IP block assembly and reuse methodology. Our SIA tool suite includes numerous packages that allow the configuration of IP block exit port registers, establish high-level SoC connectivity and link documentation to the IP-XACT design information.
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
■We enable lower customer research and development and SoC unit costs. We believe that we enable lower chip research and development costs, lower SoC unit costs and reduce project risk as compared to solutions developed internally or licensed from another vendor. We have targeted our interconnect IP to be area-efficient so that we can offer silicon area savings, and resulting chip cost savings, compared to other interconnect IP alternatives. For example, the interconnect IP generally makes up a meaningful proportion of the overall SoC area at the completed SoC stage, and savings of 1 square millimeter of area can potentially offer significant savings in terms of SoC unit costs. We provide an integrated package of software, hardware, documentation, verification tools and pre-verified interfaces to major IP blocks and EDA tools. We believe our IP and software can save our customers time and money and enable them to focus on product differentiation and revenue generation.

■We believe we have grown our product portfolio through robust and focused research and development. Developing commercial interconnect IP and software tooling requires large and specialized engineering teams, significant amounts of time and extensive periods of commercial productization. We believe we have been the pioneer of using networking technology for on-chip communications and have been licensing such interconnect IP products since 2006. Our strategy is to deliver at least one new Interconnect IP or SIA product release per year, and we have done so since 2013. As of December 31, 2023, we have 145 development engineers on staff covering IP hardware, software, verification, testing and methodology development. Such a sizeable, multi-disciplinary engineering team allows us to undertake System IP products of sizeable scale and permits us to work on multiple product development projects at the same time.
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
■We are able to address mission critical applications. We believe we are positioned to take advantage of the rapid growth of semiconductor content in cars. We have been focused on the automotive market segment since inception and have 140 automotive SoC design wins. Additionally, we have established customer relationships with market leaders such as Mobileye/Intel, BMW, NXP, Bosch, and Dreamchip. In addition to ADAS and autonomous driving control systems, our interconnect IP is used in radar, lidar, vision, communications, and dashboard/driver management. As cars continue to grow in complexity and connectivity, we believe there will be significant growth in the number of increasingly powerful SoCs that will need automotive grade on-chip interconnect IP. Our interconnect IP is designed to meet the automotive safety integrity level D (ASIL D) of the ISO 26262 automotive functional safety standard, which is the highest level, helping to position us as an ideal partner to innovative companies in the advanced automotive SoC market. We believe our solutions make it easier for our automotive semiconductor “tier 1” and OEM customers to collaborate and meet functional safety standards by establishing traceability between requirements, specifications, hardware and software implementation, verification and testing, and quality assurance. Because of this, our SIA solutions are a complement to our interconnect IP in helping our customers meet their ISO 26262 functional safety requirements. Recently, our System IP and its resilience features have also seen increasing adoption for space exploration related applications.
■We have developed a “Connected by Arteris” ecosystem to provide a broad set of System IP solutions. Interconnect IP is the data transport backbone of the SoC, connecting IP blocks such as CPUs, GPUs and memory controllers. We work with suppliers who provide these blocks, including IP companies such as Arm, SiFive, MIPS, Synopsys, Cadence Design Systems, Semidynamics, Andes, Codasip and other RISC-V IP vendors to support their products and protocols working with our SIA and interconnect IP products. By offering an unbiased, standards-based interconnect infrastructure to which other IP vendors can connect, and supporting a broad range of transaction protocols, we believe we have simplified the industry’s development of heterogeneous SoCs while solidifying our role as a neutral, technology-agnostic provider across the semiconductor industry. In addition to on-chip integrations with partners, we work with EDA companies such as Synopsys, Cadence and Siemens to provide prepackaged interfaces to their EDA tools such as simulators, modeling systems, and logic and physical synthesis tools. By working closely with semiconductor IP and EDA leaders, some of whom compete with each other, we believe we have established credibility as a trusted enabler to integration of their products within our joint customers’ chips and design flows.

■We believe we benefit from distinct competitive advantages. We believe our interconnect IP technology benefits from barriers to entry due to our many years of experience and the strength of our proprietary solutions, as well as the significant technical expertise and research costs required to develop a competitive product. We were founded in 2003 when we believe we helped pioneer the industry’s NoC interconnect IP and have maintained our competitive position with our global team of 145 hardware and software engineers as of December 31, 2023. Developing interconnect IP requires an interdisciplinary engineering team with expertise and skill sets across a wide range of sciences and domains as well as a deep understanding of semiconductor physical design, design methodologies, and networking architectures. Building such teams and keeping them together over long periods of time presents a challenge for many companies and we believe it provides a competitive advantage to us. Additionally, strategic patience and focus are required to participate in the market. For example, we believe that the customer acquisition process has a typical duration of two to nine months; following this, a customer’s chip design cycle is typically between one to three years. Customers typically start shipping their products containing our interconnect IP solutions between one to five years following completion of their product design, known as mass production at which point we start to receive royalties; this lasts for up to seven years or longer depending on the market segment. We also leverage our long history of interconnect IP design to deliver customer-specific features, further deepening our relationship and integration with the customer’s product. We are able to market such features to the rest of our customer base, sharing the benefits of our research and development with them. With our System IP products embedded in our customers’ SoCs, there are significant switching costs in moving to alternative solutions. We believe that our product quality and technical strength have enabled our high customer retention rate.
■We offer global support for our System IP customers. Interconnect IP technology is complex, and our customer support is critical for the successful deployment of our IP in our customers’ designs. We support customers utilizing our interconnect IP solutions on a global basis with architectural reviews, training, implementation support, and tape-out support. We work directly with our customers throughout their design processes to develop long-term sustainable relationships as our technology becomes embedded in their products. We have 38 corporate and field application engineers in our global support organization. Many of our application engineers have advanced degrees, years of SoC design experience and passion for helping our customers drive their SoC designs to production status. We believe our application engineers are critical advisors to our customers’ design teams and offer competitive value to our customer’s SoC creation projects.
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
Our growth strategy includes the following:
■Leverage our System IP technology leadership and focused research and development to provide solutions for the semiconductor industry that designs and builds complex SoCs. We devote the majority of our operating expenses to research and development of interconnect IP and SIA-related solutions and technologies to retain our System IP market position. We believe that the semiconductor industry needs an independent interconnect IP infrastructure that various IP block companies can connect to without competitive bias. We intend to remain neutral regarding the connection and integration of SoC IP blocks whether they are sourced from IP block vendors or are internally developed. We intend to continue to compete vigorously in the interconnect IP segment and to support and minimize the risks of competing with, our valued partners and customers developing non-interconnect IPs. We intend to remain focused on providing interconnect IP and software technologies for the semiconductor industry and system companies that build SoCs.

■Address high-growth segments such as automotive, enterprise computing, consumer electronics, communications across wired and wireless, and industrial segments. We are focused on fast-growing semiconductor market segments. We have been focused on the automotive market segment since 2012 and have over 130 design wins in this sector. We intend to continue providing regular introductions of interconnect IP products to enable the semiconductors that are connecting cars, roads, and the cloud resulting in the “Internet of Cars.” We are also focused on the emerging edge and wireless communications markets, which are particularly sensitive to power consumption and idle power, and we believe these market segments can continue to benefit greatly from our low-power interconnect IP solutions. In addition, we are targeting emerging AI/ML-enabled applications that leverage massively multi-core architectures. As of December 31, 2023, we had 123 customers who have built or are building advanced AI/ML-enabled applications, which accounted for 205 of our customers’ Design Starts. We intend to maintain our focus on automotive, enterprise computing, and consumer electronics, as well on technologies such as Safety, AI/ML and others, while expanding further within communications and industrial markets.
■Expand our customer base through ongoing System IP innovation. SoC evolution has continued at a rapid pace and with it the demand for System IP solutions. New technologies and trends driving the need for System IP development include innovations such as cache coherency outside of the processor subsystem, machine learning SoCs utilizing peer-to-peer data traffic, greater use of separate sets of dies, or chiplets, inside SoCs, and the increasing emphasis on silicon functionality and safety. We believe that the complexity of these trends necessitates ever-increasing sophisticated System IP solutions and represents a great opportunity for Arteris as a leading commercial company focused exclusively on these solutions. Our goal is to deliver interconnect IP technology and deployment solutions ahead of when the SoC industry requires them. We aim to deliver at least one new interconnect IP or SIA product every year, addressing new SoC technology needs. We intend to expand the functionality of interconnect by adding NoC interface IP products that leverage SoC data moving through our interconnect IP products. Such NoC interface IP products may include a variety of types of inter-chip links for seamless connectivity, which make up larger system-in-package type SoCs and memory schedulers. These offer end-to-end quality of service (QoS) and error correction code (ECC) as well as a variety of new last-level cache memory products giving our customers the choice to either keep data on-chip or move it to off-chip dynamic random-access memory (DRAM). We believe such roadmap products can expand our market and offer an opportunity for us to further expand the value of our System IP products. In addition, we plan to continue to work with customers to deliver product enhancement releases for existing products. These requirements are identified in part by our global sales and application engineering organization that is engaged in helping customers utilize our products and solutions.
■Expand our customer base through increased investment in sales and marketing. We plan to continue to expand our global sales and application engineering organization, which has a strong presence in North America, Europe, the Middle East, China, South Korea, Japan, and India. We hire local talent who are attuned to the key regional needs of local markets, customers and languages. While most of our customer engagements are handled directly by our regional sales and application engineering forces, we utilize distributors in Israel and India for interconnect IP, although this represented less than 5% of our worldwide revenue in each 2023 and 2022. Our marketing is focused on helping customers understand the value of our solutions and creating awareness of the latest developments in our markets. We believe a key measure of our success is the number of successful SoCs produced by our customers utilizing our technology. To date, there have been over 380 production SoCs designed with our technology. We estimate that our solutions have been incorporated into three and a half billion production SoCs since inception.

■Continue to pursue selective acquisitions and other strategic transactions, such as joint ventures, to acquire complementary solutions and accelerate growth. We intend to continue to target acquisitions to achieve our objective of making our System IP solutions critical to the next generation of SoC design and development. For example, we acquired the assets of Magillem in 2020 and Semifore in 2022 to deliver synergy between the network-on-chip IP and tooling for IP packaging, SoC assembly, and hardware-software integration for software development teams. With these acquisitions, we added complementary technology to our portfolio that helps automate customer configuration, integration, and assembly of the interconnect into an SoC. In addition, these SIA tools allow us to gain a deep understanding of the entire “bill of materials” of the IP blocks integrated into an SoC, as the interconnect IP is the on-chip means to connect these blocks. We believe our planned continued integration of these technologies can provide substantially increased efficiency in the effective development of SoCs. In addition, we anticipate this integration can lead to added benefits such as automated documentation, traceability for quality processes and functional safety, and software driver optimization to reduce defects, providing significant customer value. For example, we invested in Transchip, a joint venture in China in the second quarter of 2022. In exchange for providing Transchip with a non-exclusive license (without standalone resale rights) to utilize substantially all of our interconnect IP products and SIA solutions, we retained a minority, non-controlling interest in Transchip. The other investors in this joint venture are principally Chinese-based venture capital entities and include one of our investors that holds less than 5% of our outstanding common stock and contributed cash.
NoC Interface IP Growth Opportunity
NoC IP carries the majority of the data in an SoC. As a result, there is an opportunity to add additional customer value by developing additional data plane and control plane capabilities that attach directly to our interconnect IPs and are implemented in SoCs by our IP software. Currently, we offer NoC interface IP products such as a memory scheduler, last-level cache, SoC data visibility and SoC debug IPs. We see an opportunity to further expand our product portfolio and market with additional control networks and subsystems that can accelerate our customers’ ability to deliver production SoCs to their end markets. Such networks may include clocking, register management and interrupt networks. Control subsystems such as power management, security, performance monitoring and debug may provide additional value to customers looking to lower the cost and risk of SoC development. With the integration of interconnect IP and NoC interface IPs, we believe we would be able to provide end-to-end solutions for quality of service, system level security and SoC resilience. NoC interface IP represents a natural expansion of our technical and business capabilities.
Our Solutions
We provide semiconductor interconnect IP and SIA solutions to serve our target end-markets, including automotive, enterprise computing, consumer electronics, communications across wired and wireless, and industrial segments. We regularly release new products to address the rapid evolution of SoC technology, across our two core product platforms:

a.Network-on-Chip IP Products
i.Non-coherent NoC IP, with FlexNoC and FlexWay
ii.Cache-coherent NoC IP, with Ncore
iii.Last-level cache, with CodaCache

b.SIA Solutions Products
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
Our commercially available interconnect IP products are shipping in billions of devices worldwide. Innovative use of proprietary networking techniques for on-chip communications has enabled our industry-proven solutions to deliver higher SoC performance with shorter design schedules, lower research, and development costs, lower SoC unit costs, and reduced project risk when compared to customer-developed internal solutions. Select offerings of our semiconductor IP product portfolio include:

■FlexNoC and FlexWay: Silicon-proven, interconnect IP products that have been integrated into hundreds of chip designs. The underlying NoC technology converts on-chip communication signals between IP blocks, such as reads from and writes to memory, into digital packets. Packetizing on-chip communications allow the interconnect to be configured for enhanced performance and simplifies the connections of on-chip IP blocks, similar to how the internet eases the simultaneous connectivity of large numbers of computing devices. FlexWay is targeted at simpler SoC while FlexNoC targets the mainstream application. We also provide optional add-on packages for FlexNoC and FlexWay, such as the resilience package, which provide on-chip data protection that enables customers to meet the ISO 26262 and IEC functional safety standards for markets like automotive, and a large design performance package that addresses highly scalable peer-to-peer on-chip communications required by large SoCs such as those which include machine learning neural networks. FlexNoC and FlexWay started shipping in 2011 and we estimate that our solutions have been incorporated into three and a half billion production SoCs since inception.

■Ncore: Silicon-proven, cache coherent interconnect IP product that provides scalable, configurable, and area-efficient features for use across multiple end markets. In an SoC, cache coherency is a special data traffic class that requires a corresponding coherent interconnect IP to manage it. In a multiprocessor system using shared memory, each processor has a local cache memory for efficiency, however, it is possible to end up with many copies of shared data in the system. One copy of the data may be in the main memory, whilst other copies may exist in one or more of the processor cache memories. When one of the copies of data is changed, the rest must also reflect that change. Ncore assists the timely propagation of data changes across the SoC in order to maintain cache coherency. Ncore is also more scalable and area-efficient than mesh-based interconnects and is optimized for heterogeneous cache coherent systems and offers multiple configurable snoop filters, multiple configurable proxy caches, and a modular, distributed architecture to provide system architects with the most advanced technology and more degrees of freedom to innovate. Since the initial shipment in 2016, we have launched multiple releases of Ncore which have been designed into various production SoCs for automotive, consumer electronics, industrial, and communications applications. In 2022 we also entered into an Arm automotive agreement, with Arm as the processor IP provider and Arteris as interconnect IP provider for automotive microcontrollers (MCU) and SoCs to service growing customer needs. In 2023 Ncore achieved ISO 26262 certification up to ASIL-D, the most stringent level of functional automotive safety.

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
SIA Solutions
We provide a suite of SIA solutions that enables the packaging, reuse and integration of most types of IP blocks using the IP-XACT (IEEE 1685) standard. This SIA suite of products from Magillem and Semifore acquisitions provides a design environment to any semiconductor and system company from the architecture of the SoC through the delivery of a fully documented and traceable chip design. This software suite manages the assembly of multiple IP blocks into SoC devices, registers configurations of IP blocks, and links design parameters and metadata to documentation. Our SIA solutions are designed to shorten our customers’ design schedules and improve SoC engineers’ productivity across architects, logic designers, software/firmware developers, verification teams, and documentation teams. Arteris products provide a broad suite of software front-end design capabilities that can accelerate SoC development by providing highly configurable and scalable solutions. Our solutions address packaging, connectivity, register configuration, embedded software, and design software flows and we believe we provide best-in-class front-end design environments based on worldwide IEEE 1685 IP-XACT extensible markup language (XML) standard and SystemRDL language through our ready-made design solutions.

We believe the combination of SIA solutions and SoC interconnect hardware provides our customers with more comprehensive SoC integration capabilities. Our SIA technology suite across Magillem and CSRCompiler products cover the following key capabilities for SoC integration automation and overall SoC development acceleration:
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
As mentioned above, critical tools in our SIA product portfolio have been “Tool Confidence Level” (TCL)-certified by the TUV Sud to confirm that they are safe to use in automotive and mission-critical markets like aerospace & space as part of the industrial vertical.
Customers
We license our products to a global and diverse customer base, including semiconductor manufacturers, OEMs, hyperscale system houses, semiconductor design houses and other producers of electronic systems. We work directly with our customers throughout their design processes and seek to develop long-term, sustainable relationships with them as our technology becomes embedded in their products. As a result, we believe we are well positioned to continue to attract and retain customers, and to continue developing next-generation System IP solutions for their future products. We added 23 net new Active Customers during the year ended December 31, 2023.
In 2023, we had one customer that represented more than 10% of our revenue. Our key customers include Intel, Samsung, NXP, STMicroelectronics, and Socionext.
During the fiscal year 2023, our net new Active Customers were geographically distributed as follows:
■8 net new Active Customers based in the Americas;
■2 net new Active Customers based in Europe and the Middle East; and
■13 net new Active Customers based in the Asia Pacific region.

During the fiscal year 2023, our revenue by geographic area based on customer location was as follows:
■35.9% of our revenue was derived from customers based in the Americas;
■12.0% of our revenue was derived from customers based in Europe and the Middle East; and
■52.1% of our revenue was derived from customers based in the Asia Pacific region.
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

As of December 31, 2023, we maintained sales offices, sales personnel, or sales representatives in the United States, China, France, South Korea, Japan, and Israel. As of December 31, 2023, our sales management had an average of 25 years of sales experience. As of December 31, 2023, we had 38 corporate and field application engineers. Corporate and field application engineers work closely with our customers in both presales and support roles, providing expert advice to our SoC architect and engineering users on how best to use our IP and software to design and implement their SoCs. As a result of these close relationships and detailed information sharing, our application engineers gather early knowledge of future expected customer needs including potential new sales opportunities within the customer and requirements for new capabilities for our products. Therefore, we believe our close relationships and technical credibility with our customers provide a competitive advantage.
Our marketing strategy emphasizes thought leadership and educates potential customers about how our products can address their System IP challenges. We use technical papers, and in-person and online events, to highlight our capabilities.
Research and Development
We devote the most of our operating expenses to research and development of interconnect IP and SIA solutions. The development of interconnect IPs for complex SoCs is a challenging task that requires multiple competencies and close contact with customers in order to deliver sophisticated solutions. The development and maintenance of these solutions require:
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
SoC integration automation development is similarly challenging as it requires broad support of the IP packaging standard, IEEE 1685 IP-XACT, and the ability to deliver features and enhancements required as customers deploy ever-changing IP block libraries for their SoC projects, address hardware-software integrations. Our SIA solutions have to conform not only to industry standards, but also to ever-evolving SoC integration methodologies.
Once interconnect IP is designed into customer SoC projects, there are significant switching costs to adopting different interconnect IP and SIA solutions, especially in the automotive sector where switching interconnect IP solutions may involve product functional safety re-certification.
Our research and development strategy includes offering customers several product enhancement releases per year, complemented with a planned introduction of at least one new interconnect IP or SIA product every year.
We believe we have assembled one of the premier engineering teams for interconnect IP development and SIA in the world. As of December 31, 2023, we had 89 engineers devoted to interconnect IP development and 56 engineers devoted to SIA solutions totaling 145 employees. In 2023, we spent $45.1 million on research and development, which represented 84% of our revenue.

Competition
For interconnect IP, we primarily compete with interconnect solutions developed internally by our SoC customers and potential customers. Many of the largest semiconductor companies have their own interconnect IP development teams which make customer penetration relatively difficult, time-consuming, and expensive. However, we believe that over time the expense and difficulty of developing a broad suite of interconnect IP and SoC integration automation has the potential to expand the use of commercial SoC integration solutions. In addition, we also compete with third-party providers, including Arm and several smaller companies. While we do compete with Arm in the interconnect IP market, we believe our solutions are complementary to Arm’s processor portfolio and protocol deployment and are actively collaborating on joint automotive solutions. We often execute the integration of Arm processors in heterogeneous environments, which can accelerate the deployment of Arm processors. While smaller companies are developing interconnect solutions, we believe that our extensive investment in research and development over many years creates a barrier to entry. Developing interconnect IP solutions that are robust, configurable, and capable of handling multiple functionalities requires deep technology expertise and large research and development investments. We compete based on die area reduction, lower idle power consumption, improved data movement performance such as frequency, latency, and bandwidth, as well as faster time to market. We believe we compete favorably with respect to these factors.
Based on management’s experience, we believe that in order to develop a new interconnect IP product, it would take a new entrant in the interconnect IP market three to four years to develop a mature product, two to four years of market development and five to seven years to build a royalty generating customer base.
Our SIA solutions similarly compete mainly against internally developed solutions. Commercial competitors consist of smaller companies that generally provide point products rather than complete solutions.
Intellectual Property and Proprietary Rights
We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of December 31, 2023, we had 154 total allowed or issued patents, pending patent applications and non-expired provisional patent applications worldwide. Of these, we had 73 allowed or issued patents, 64 are U.S. allowed or issued patents, five are allowed or issued China patents, two are South Korea issued patents, one is a U.K. issued patent, and one is a Japan issued patent. The 73 allowed or issued patents generally expire between July 2035 and December 2041. As of December 31, 2023, we had 81 pending non-provisional and provisional patent application filings, 36 in the United States, 21 in Europe, 16 in China, five in South Korea and three in Japan. In addition, we have a trademark program covering, where feasible and in accordance with local laws, our products as well as our corporate names and logos.
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
Qualcomm may terminate the Retained Rights in the event (i) we or our subsidiaries that are party to the Purchase Agreement breach any material terms of the Purchase Agreement applicable to the Retained Rights or any material terms of the License Agreement and fail to cure any such breach within 90 days after notice of such breach from Qualcomm, or (ii) we or any of our affiliates initiate a claim of patent infringement against Qualcomm or its affiliates (excluding such claims that are counterclaims in proceedings initiated by Qualcomm or its affiliates) and does not withdraw such claim within 30 days after Qualcomm’s written request to do so. Qualcomm may terminate the License Agreement in the event we breach any material terms of the License Agreement or any material terms of the Purchase Agreement applicable to the Retained Rights and fail to cure such breach within 90 days after notice of such breach from Qualcomm. Qualcomm may also terminate rights granted under the License Agreement to a certain development environment used in connection with our FlexNoC product (which could effectively preclude us from continuing to enhance our FlexNoC product and adversely affect our FlexNoC business) in the event of a change of control of our company (as defined in the License Agreement) which would effectively include, in a transaction or series of related transactions, a sale of our company, or the sales of securities by us or our stockholders that would result in the stockholders and option holders of our company as of the date of the License Agreement not retaining beneficial ownership of more than 50% of our company. We believe that, as we have and continue to deliver new products since the date of the License Agreement, such as our range of SIA solutions, Ncore cache coherent interconnect, CodaCache last-level cache, and CSRCompiler physical awareness capabilities, the importance to our business and product portfolio of the FlexNoC development environment will decrease over time.
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

In addition, certain of our products, including our IP interconnect and other solutions and technology, are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations (EAR) and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls (OFAC). Other products are subject to French export controls. These regulations may limit the export of our products and technology, and the provision of our services outside of the United States and/or France, or may require export authorizations, including by license, a license exception, or other appropriate government authorizations and conditions, including annual or semi-annual reporting. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. The export and re-export of our products and technology and the provision of services, including by our partners, must comply with these laws, or else we may be adversely affected through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products and technology. In July 2021, we submitted a voluntary self-disclosure (VSD) to the Bureau of Industry and Security (BIS), noting potential violations of the EAR. On April 28, 2022, the Office of Export Enforcement of the U.S. Department of Commerce's Bureau of Industry and Security closed the matter with the issuance of a warning letter. With respect to government authorizations, we have no pending export license requests to BIS or any other government agency, and no export licenses are currently required to export our products from the United States or other countries to countries where we do business.
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
From time to time, we have adopted and will continue to adopt remedial measures in response to government regulation. For example, we have adopted several remedial measures prior to, in connection with and following the initial notification of voluntary self-disclosure we submitted to BIS. These compliance enhancements were developed and implemented in consultation with outside counsel specializing in U.S. trade compliance. These steps have included annual basic export compliance training within our company, updating our written export control policies and procedures, and adopting a revised export compliance manual in 2021. We have provided export awareness training for relevant personnel including in 2023 and 2022. We previously provided our sales employees worldwide with training in basic export compliance. We engaged third-party vendor software to assist us with an ongoing screening of new and existing customers, third-party agents or representatives, suppliers, and other vendors against U.S., France and several other jurisdictions’ prohibited or restricted party lists. We screen all customers against applicable lists of denied or restricted parties, including the Entity List administered by BIS as well as the list of Specially Designated Nationals and Blocked Persons, administered by the Treasury Department’s Office of Foreign Assets Control.
For a discussion of the various risks we face from regulation and compliance matters, see “Risk Factors—Risks Related to Our Business and Industry—We are subject to data protection, privacy and security laws, regulations, standards and other requirements across different markets where we conduct our business. Our actual or perceived failure to comply with such obligations could harm our business,” “Risk Factors—Risks Related to Legal, Regulatory, Accounting and Tax Matters—Our failure to comply with the large body of laws and regulations to which we are subject could materially harm our business,” “Risk Factors—Risks Related to Legal, Regulatory, Accounting and Tax Matters—Our failure to comply with the Foreign Corrupt Practices Act, other applicable anti-corruption and anti-bribery laws, and applicable anti-money laundering laws could subject us to penalties and other adverse consequences,” “Risk Factors—Risks Related to Legal, Regulatory, Accounting and Tax Matters—We are subject to government regulation, including import, export and economic sanctions laws and regulations that may expose us to liability and increase our costs,” “Risk Factors—Risks Related to Legal, Regulatory, Accounting and Tax Matters—We will lose sales if we are unable to obtain government authorization to export certain of our products and services, and we will be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations or if such laws and regulations were to change.”

Human Capital Resources
As of December 31, 2023, we had 243 employees as follows:

Number
Function
Research and development	145
Sales and marketing	57
Administration	41

Geographic Distribution
United States	96
France	122
China	13
South Korea	5
Japan	5
Elsewhere	2
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
Corporation Information
We were incorporated in the State of Delaware in April 2004. Our principal executive offices are located at 900 E. Hamilton Ave. Suite 300 Campbell, CA 95008. Our telephone number is (408) 470-7300, and our website address is www.arteris.com. The information contained on, or that can be accessed through, our website is not incorporated by reference in this report and does not form a part of this report. You should not consider the information contained on our website to be part of this report in deciding whether to purchase shares of our common stock. Our common stock is traded on the Nasdaq Stock Market under the symbol “AIP”.
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
Risks Related to Our Business and Industry
We face significant competition from larger companies and third-party providers that may deploy their resources so they can develop their IP solutions internally.
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
Often, we compete against larger companies that possess substantial financial, technical, research and development and engineering resources that can be deployed so they can develop their IP solutions internally. In addition, we compete against other third-party providers of IP integration solutions, such as Arm Limited, EXTOLL GmbH, Openedges Technologies Inc., Sdn. Bhd, Signature IP, SkyeChip, and TrueChip that similarly possess substantial financial, technical, research and development and engineering resources. In certain cases, competitive companies may be supported by local or international government funding and similar resources. Varying combinations of these resources provide advantages to these competitors that enable them to influence industry trends and the pace at which they adapt to these trends. A strong competitive response from one or more of our competitors to our marketplace efforts, or a shift in customer preferences to competitors’ products, could result in increased pressure to lower our prices more rapidly than anticipated, increased sales and marketing expense, and/or market share loss. The consolidation of our competitors or collaboration among our competitors to deliver more comprehensive offerings than they could individually, may also impact our ability to compete effectively. To the extent our revenue is negatively impacted by competitive pressures and reduced pricing, our business could be harmed.
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
We have incurred net losses in certain periods historically. We incurred a net loss of $36.9 million and $27.4 million in 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $103.2 million. We have spent significant funds on organizational and start-up activities, to recruit engineers and other employees and to support our research and development. The net losses we incur may fluctuate significantly from quarter to quarter and may increase as a result of geopolitical and market fluctuations, inflation, economic slowdown and/or recessionary pressures, COVID-19 or any future pandemic and other global economic factors.
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
We derived 65.4% and 59.3% of our revenue for 2023 and 2022, respectively, from sales to customers outside of the United States. In particular, we derived 31.1% and 28.8% of our revenue in 2023 and 2022, respectively, from customers located in China. We expect our revenue from China to decrease due to the applicable U.S. government trade restrictions. As a result, the economic, political, legal and social conditions in China could harm our business. In addition, we have offices globally with our sales and research and development being conducted in offices located in the San Francisco Bay Area, Texas, France, China, South Korea, and Japan. Moreover, conducting business outside the United States subjects us to a number of additional risks and challenges, including:
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
We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
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
The semiconductor industry has also faced significant global supply chain issues as a result of the impact both on demand for devices to enable wireless connectivity and remote environments and on supply from the related imposition of government restrictions on staffing and facility operations due to the recent COVID-19 pandemic as well as other trends such as the increasing demand for semiconductors in automobiles, which together have resulted in the inability of fabrication plants to produce sufficient quantities of chips to meet demand, supply chain shortages and other disruptions. Numerous factors, including any further trade tensions between the U.S. and China, such as the revisions to the U.S. regulations governing the export of certain semiconductor related hardware and software to China announced by the U.S. Department of Commerce’s Bureau of Industry and Security on October 7, 2022, and or any military conflict between China and Taiwan may prolong or deepen these challenges faced by the industry.

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

Our business has been, and may continue to be, adversely affected by health epidemics, pandemics and other outbreaks of infectious disease, including the recent COVID-19 or any similar pandemic.
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
License agreements for our interconnect IP are generally treated as ratable revenue, with revenue being recognized evenly over the license term. In recent periods we have made and will continue to make certain changes to SIA agreements that result in ratable recognition of the related license revenue over the contract term. Still, significant portions of our anticipated future revenue depend upon our success in attracting new customers, or continuing or expanding our relationships with existing customers, and revenue recognized from licensing arrangements varies from period to period, depending on the number and size of deals closed during a quarter, and is difficult to predict. In addition, as we expand our business into new markets, our licensing deals may be smaller in volume but greater in value in volume, which may further fluctuate our licensing revenue quarter to quarter. Our ability to succeed in our licensing efforts will depend on a variety of factors, including the market positioning, performance, delivery, quality, breadth and depth of our current and future IP interconnect and other solutions as well as our sales and marketing skills. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.
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
Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. Our gross margins and financial results will suffer if we are unable to offset reductions in our average selling prices by reducing our costs, developing new or enhanced products or solutions on a timely basis with higher selling prices or gross margins, or increasing our sales volumes. In addition, there is significant pressure to maintain low royalty rates in certain markets where the end product may have a low average sales price, such as many consumer electronics products. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products on future or renewal agreements be lower than our historic royalty rates. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates on future or renewal agreements as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease with new or renewed customers, thereby decreasing future anticipated revenue and cash flow. Variable royalty revenue was 9.6% of our revenue for the year ended December 31, 2023. Therefore, a significant decrease in our royalty revenue could materially adversely affect our operating results.
Moreover, royalty rates may be negatively affected by macroeconomic and geopolitical trends, including from global semiconductor supply chain issues (including from shortages in the availability of the supply of chips in several semiconductor sectors and applications), the recent COVID-19 or any future pandemic and its world effects and changes in products mix. Furthermore, consolidation among our customers may increase the leverage of our existing customers to extract concessions from us in royalty rates.
Changing currency exchange rates could harm our business.
We have operations and assets in the U.S. as well as foreign jurisdictions, and we prepare our consolidated financial statements in U.S. dollars, but a portion of our earnings and expenditures are denominated in other currencies. We therefore must translate our foreign assets, liabilities, revenue and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar may negatively affect the value of these items in our financial statements. In addition, since many of our sales in foreign jurisdictions are denominated in U.S. dollars, fluctuations in the value of foreign currencies relative to the U.S. dollar may effectively increase the price of our products in the currency of the jurisdiction in which the sale took place and may result in our products becoming too expensive for non-U.S. customers who do not conduct their business in U.S. dollars. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations. If the volume of our international operations increases and foreign currency exchange rates change, the impact to our consolidated statements of operations could be significant and may affect the comparability of operating results. The impact from foreign currency exchange for the the year ended December 31, 2023 was immaterial. We do not believe a 10% increase or decrease in foreign exchange rates would have resulted in a material impact to our operating results. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in the value of our net foreign currency investment, and our business may be harmed.
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
We seek to protect our proprietary technology and innovations, particularly those relating to the design of our products, through patents, trade secrets and other intellectual property rights. As of December 31, 2023, we had 154 total allowed or issued patents, pending patent applications and non-expired provisional patent applications worldwide. Of these, we had 73 allowed or issued patents, 64 are U.S. allowed or issued patents, five are allowed or issued China patents, two are South Korea issued patents, one is a U.K. issued patent, and one is a Japan issued patent. The 73 allowed or issued patents generally expire between July 2035 and December 2041. As of December 31, 2023, we had 81 pending non-provisional and provisional patent application filings, including 36 in the United States, 21 in Europe, 16 in China, five in South Korea and three in Japan. Maintenance of patent portfolios, particularly outside of the United States, is expensive, and the process of seeking patent protection is lengthy and costly. While we intend to maintain our current portfolio of patents and to continue to prosecute our currently pending patent applications and file future patent applications when appropriate, the value of these actions may not exceed their expense. Existing patents and those that may be issued from any pending or future applications may be subject to challenges, invalidation or circumvention, and the rights granted under our patents may not provide us with meaningful protection or any commercial advantage. In addition, the protection afforded under the patent laws of one country may not be the same as that in other countries. This means, for example, that our right to exclusively commercialize a product in those countries where we have patent rights for that product can vary on a country-by-country basis. We also may not have the same scope of patent protection in every country where we do business.
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
The semiconductor industry is rife with patent assertion entities and is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we receive communications from or are sued by third parties that allege that our products or technologies infringe their patent or other intellectual property rights. As a public company with an increased profile and visibility, we may receive similar communications in the future. Lawsuits or other proceedings resulting from allegations of infringement could subject us to significant liability for damages, invalidate our proprietary rights and harm our business. We may not prevail in lawsuits alleging patent infringement given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products, technologies or services from which we derive or expect to derive a substantial portion of our revenues, were found to infringe on another company’s intellectual property rights, we could be subject to damages, an injunction and/or other equitable relief that would force the removal of such product from the market or we could be required to redesign such product, or take a license to the third-party technology, which could be costly. We could also be ordered to pay damages or other compensation, including punitive damages and attorneys’ fees to such other company. A negative outcome in any such litigation could also severely disrupt the sales of our marketed products to our customers or their customers, which in turn could harm our relationships with our customers, our market share and our product revenues. Even if we are ultimately successful in defending any intellectual property litigation, such litigation is expensive and time consuming, will divert our management’s attention from our business and may harm our reputation.
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
We license third-party software and other intellectual property for use in product research and development and, in several instances, for inclusion in our products such as our license with Qualcomm for FlexNoC. We also license third-party software, including the software of our competitors, to test the interoperability of our products with other industry products and in connection with our professional services. Our third-party licenses typically limit our use of IP to specific uses and for specific time periods, and include other contractual obligations with which we must comply. Moreover, certain intellectual property rights may be licensed to us on a non-exclusive basis, and accordingly, the owners of such intellectual property rights are free to license such rights to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. These licenses may need to be renegotiated or renewed from time to time, or we may need to obtain new licenses in the future. For example, we may be required to renegotiate or seek a waiver to or consent under our license with Qualcomm with respect to our FlexNoC product in the event of certain changes of control (as defined in our agreements with Qualcomm) and there can be no guarantee we would be successful in such endeavor. Such provision could prevent us from pursuing a robust sales process in the event of a sale of the company if Qualcomm refuses to provide consent or waive such change in control provision. In such an event, a change in control could cause us to lose our license with Qualcomm and our valuation could be adversely affected. See “Business—Material Agreement—Qualcomm Agreements” in this Annual Report on Form 10-K for additional information. Third parties may stop adequately supporting or maintaining their technology, or they or their technology may be acquired by our competitors. If we are unable to obtain licenses to these third-party software and intellectual property rights on reasonable terms or at all, we may not be able to sell or support the affected products, our customers’ use of the products may be interrupted, and/or our product development processes and professional services offerings may be disrupted, which could in turn harm our financial results, our customers, and our reputation. Further, if we or our third-party licensors were to breach any material term of a license, such a breach could, among other things, prompt costly litigation, result in the license being terminated or result in fines and other damages. If any of the following were to occur, it could harm our business and our reputation.
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
Security breaches, computer malware and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers or partners. The size and complexity of our information systems make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. Such attacks are increasing in their frequency, levels of persistence, levels of sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the recent COVID-19 or any future pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition to unauthorized access to or acquisition of personal data, confidential information, intellectual property or other sensitive information, such attacks could include the deployment of harmful malware and ransomware, and may use a variety of methods, including denial-of-service attacks, phishing, social engineering and other means, to attain such unauthorized access or acquisition or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information. Like many other companies, we experience attempted cybersecurity actions on a frequent basis, and the frequency of such attempts could increase in the future. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent or quickly identify service interruptions or security breaches. For example, in 2019 a customer paid an invoice to a fraudulent third-party and such amount could not be recovered. The techniques used by cybercriminals to obtain unauthorized access to systems or sabotage systems, or disable or degrade services, change frequently, may not be recognized until launched against a target and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. We cannot assure that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages or breaches in our systems or those of our third-party services providers or partners. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us.

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

We are also subject to European Union rules with respect to cross-border transfers of personal data out of the EEA and the U.K. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the U.K. to the United States. In July 2020, the Court of Justice of the EU (CJEU) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (SCCs). In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations called the EU-US Data Privacy Framework (DPF). On July 10, 2023, the EU adopted an adequacy decision for the EU-U.S. DPF after determining that the additional safeguards included in Executive Order 14086 signed by President Biden on October 7, 2022, provide an adequate level of protection for personal data transferred from the European Union. The adequacy decision allows the EU-U.S. DPF to facilitate the transfer of data from Europe to the United States, benefiting companies and individuals on both sides of the Atlantic. We currently rely on the SCCs to transfer personal data outside the EEA and the U.K., including to the U.S., with respect to both intragroup and third-party transfers. We will be required to implement the revised applicable SCCs within the relevant time frames. In addition, the UK’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the UK under the UK GDPR. This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing SCCs arrangements must be migrated to the new documentation by March 21, 2024. We will be required to implement the latest U.K. data transfer documentation for data transfers subject to the UK GDPR, within the relevant time frames. These recent developments may require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to in the U.S. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines.
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
Restrictions on the collection, use, sharing or disclosure of personal information or additional requirements and liability for security and data integrity could require us to modify our solutions and features, possibly in a material manner, could limit our ability to develop new products and features and could subject us to increased compliance obligations and regulatory scrutiny, such as with respect to Article 38 of the China Personal Information Protection Law (PIPL) Measures for Standard Contract on Outbound Transfer of Personal Information.
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
Certain of our products, including our IP interconnect and other solutions and technology are subject to U.S. export controls, including the U.S. Department of Commerce’s EAR and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. These regulations may limit the export of our products and technology, and provision of our services outside of the United States, or may require export authorizations, including by license, a license exception, or other appropriate government authorizations and conditions, including annual or semi-annual reporting. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, and importation of our products and technology and the provision of services, including by our partners, must comply with these laws or else we may be adversely affected through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products and technology. Complying with export control and sanctions laws may be time-consuming and may result in the delay or loss of sales opportunities. Although we take precautions to prevent our products and technology from being provided in violation of such laws, our products and technology have previously been, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Changes in export or import laws or sanctions policies may adversely impact our operations, delay the introduction and sale of our products in international markets, or, in some cases, prevent the export or import of our products and technology to certain countries, regions, governments, persons, or entities altogether, which could harm our business.
We will lose sales if we are unable to obtain government authorization to export certain of our products and services, and we will be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations or if such laws and regulations were to change.
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
In addition, in October 2022 and October 2023, the U.S. federal government modified certain of its regulations affecting the export of semiconductor products and equipment, with particular focus on export to China. We must continue to comply with such regulations and take additional review and precautions as required when such export regulations are updated or changed by the U.S. federal government.
We derive revenue from products that are not subject to the EAR from parties that are subject to the Entity List of the EAR (a list of entities to which the transfer of EAR-controlled technology or software requires a U.S. export license). Current and future business with these entities may be limited in scope or suspended entirely if regulations pertaining to such non-EAR products change, and our revenue could be adversely impacted. Regulatory changes concerning the export classification of our products, changes to the applicability of the EAR to certain product offerings, or the addition of new entities to the Entity List or other restricted party lists can further increase the scope of export restrictions applicable to our business. Failure to obtain export licenses for our products or having one or more of our customers be restricted from receiving exports from us could significantly reduce our revenue and harm our business.
The U.S. federal government has increased its Entity List materially and expanded its regulatory scope with respect to semiconductors in recent years, which affects the range and number of customers, including Chinese customers available to license our products and technology. This raises an additional risk that China and/or other jurisdictions may enact retaliatory legislation or regulations that may raise similar adverse risks. As reflected in other Risk Factors, such risks may increase if additional Chinese entities are placed on the Entity List due, among other things, to their business with Russia in light of China’s stance and actions taken relating to Russia-Ukraine tensions and hostilities.

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
For the year ended December 31, 2023, we derived 31.1% of our revenue from customers located in China. As a result, the economic, political, legal and social conditions in China could harm our business. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the IP we develop in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. We have observed sustained reports of intellectual property theft and misappropriation in China. Some of the other risks related to doing business in China include:
■The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.
■Restrictions on currency exchange may limit our ability to receive, transfer and use our cash effectively.
■Increased uncertainties related to the protection and enforcement of intellectual property rights, including risk of theft or misappropriation of our products and intellectual property in China, as well as any intellectual property rights that we may license to a Chinese (or other emerging jurisdiction) entity, including any joint ventures we may form.
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
■The Chinese government may favor its local businesses and make it more difficult for foreign businesses to operate in China on an equal footing or create generally difficult conditions for foreign headquartered businesses to operate.
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

Political instability, changes in government or destabilizing political developments in or around the major countries and jurisdictions in which we do business have created challenges and an adverse business environment which in turn has impacted our business and financial condition. Worldwide and regional geopolitical tensions and conflicts, including but not limited to China, Hong Kong, Israel, Korea and Taiwan where our customers are located, have resulted in changing regulatory requirements or other disruptions that have and could continue to impact our international operations and operating strategies, global product demand and sales, access to global markets, hiring, and profitability. If a disaster, war or catastrophic event affects our ability to work with customers in any of these countries, including China, our business could be harmed by a decline in sales, increased contract expense, and substantial time spent on alternative demand generation. As a result of our growing operations in China, these risks could harm our business.
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
If our existing stockholders, including current or former employees sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of December 31, 2023, we had approximately 37.5 million shares of common stock outstanding.
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
As of December 31, 2023, K. Charles Janac, our President, Chief Executive Officer and Chairman, held voting power over approximately 27.9% of our outstanding voting stock. Therefore, this stockholder will have the ability to influence us through this ownership position. For example, this stockholder may be able to exercise significant influence over elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise could dilute the ownership and voting power of our other stockholders.
We have 300,000,000 shares of common stock authorized as of December 31, 2023. In addition, our Certificate of Incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our Certificate of Incorporation authorizes us to issue shares of common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock from time to time, for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, an acquisition, an investment, our stock incentive plans or otherwise. Such additional shares of our common stock or such other securities may be issued at a discount to the market price of our common stock at the time of issuance. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. As discussed below, the potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock. Any issuance of such securities could result in substantial dilution to our existing stockholders and cause the market price of shares of our common stock to decline.
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
Litigation, including securities class action litigation, may impair our reputation and lead us to incur significant costs. For example, we are currently involved in ongoing litigation related to patent infringement claims.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
Our cybersecurity risk management program includes common methodologies, reporting channels and governance processes that apply across the enterprise to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:
■Risk assessments designed to help identify cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
■A management team, including the Chief Financial Officer (CFO), head of information technology (Head of IT), General Counsel/Chief Compliance Officer, and Deputy General Counsel (together, the Cybersecurity Management Team) responsible for managing and communicating priorities related to (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
■The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
■Cybersecurity awareness training of our employees, incident response personnel, and senior management;
■A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
■A third-party risk management process for essential service providers, suppliers, and vendors.
Our Cybersecurity Management Team is responsible for assessing and managing our material risks from cybersecurity threats. The Head of IT has a primary responsibility for our overall cybersecurity risk management program and supervises both our internal IT personnel and our retained external cybersecurity consultants. Our Head of IT has served in various roles in information technology and information security for over 17 years. Our Deputy General Counsel has over 20 years of experience as an attorney and holds various certifications related to privacy and data protection.
Our Cybersecurity Management Team is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which may include among other things, briefings with internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in our IT environment.

We have not at this time identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors—Risks Related to Intellectual Property, Information Technology and Data Security and Privacy—Cybersecurity threats continue to increase in frequency and sophistication; a successful cybersecurity attack could interrupt or disrupt our information technology systems, or those of our third-party service providers, or cause the loss of confidential or protected data which could disrupt our business, force us to incur excessive costs or cause reputational harm.”
Cybersecurity Board Governance
Our board of directors considers cybersecurity risk as part of its risk oversight function. Management updates the board of directors, as necessary, regarding any significant cybersecurity incidents, as well as any incidents with lesser impact potential.
The board of directors receives briefings from management periodically on our cyber risk management program and presentations on cybersecurity topics as part of the board of directors’ continuing education on topics that impact public companies.
Item 2. Properties
Our principal executive office is located in Campbell, California. We currently lease offices in the United States in Campbell, California and Austin, Texas which consists of approximately 15,500 square feet of space. We also lease space in France, China, Japan and South Korea.
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
Holders of Record
As of February 13, 2024, there were 376 stockholders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
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
Issuer Purchases of Equity Securities
None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included under Part II, Item 8 in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K. You should carefully read the “Risk Factors” section of this Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from forward-looking statements. Please also see the section under the heading “Cautionary Note Regarding Forward-Looking Statements.”
Unless the context otherwise requires, all references in this report to “we,” “us,” “our,” the “Company,” and “Arteris” refer to Arteris, Inc. and its subsidiaries.
Overview
We are a leading provider of semiconductor system IP, including interconnect and other intellectual property, (collectively, System IP) technology. Our System IP technology manages the on-chip communications and IP block deployments in System-on-Chip (SoC) semiconductors and systems of chiplets. Our leading proprietary System IP solutions achieve this by connecting client IP blocks such as processors, memories, artificial intelligence/machine learning (AI/ML) accelerators, graphics subsystems, safety and security, and other input/output subsystems (I/Os) via multiple Network-on-Chips (NoCs) in order for our customers to experience faster SoC targeting, as well as, more efficient, and lower cost solutions. Growth for our solutions is being driven by growing SoC sophistication and associated complexity, now extending into disaggregation of SoCs into systems for which implement the communication protocol aspects and partner with industry leading providers like Synopsys, Cadence, Alphawave and others to connect to their die to die interfaces. The addition of more processors, channels of memory access, machine learning sections, additional I/Os interface standards, and other subsystems within SoCs is driving the need for more advanced System IP, including NoC interconnect IP’s. The growth in the numbers of these connected on-chip subsystems places an increasing premium on the interconnect IP capability to move data inside complex SoCs. We believe this increase in SoC complexity has created a significant opportunity for sophisticated System IP solutions that incorporate NoC interconnect IP, SoC Integration Automation software (SIA) (formerly IP deployment software) and NoC interface IP (consisting of peripheral data transport IP and control plane networks connected to NoC interconnect IPs). Moreover, our technology can also provide more cost-effective solutions and reduce the risks of building and maintaining in-house NoC teams, which we believe has positively contributed to our market segment share growth.
Our SIA solutions, which were significantly enhanced by our acquisition of Magillem Design Services S.A. (Magillem) in 2020, complement our interconnect IP solutions by helping to automate not only the customer configuration of its NoC interconnect but also the process of integrating and assembling all of the customer’s IP blocks into an SoC. Products incorporating our IP are used to carry most of the important data inside complex SoCs for sophisticated applications, including automotive, enterprise computing, communications, consumer electronics, and industrial markets.
As of December 31, 2023, we had 243 employees and offices in eight locations in the United States, France, China, South Korea and Japan. For the year ended December 31, 2023, we generated revenue of $53.7 million, net loss of $36.9 million and net loss per share, basic and diluted of $1.03. As of December 31, 2023, we had Annual Contract Value (as defined below) of $50.9 million. During the year ended December 31, 2023, we added 23 net new Active Customers (as defined below) and our customers had 95 Confirmed Design Starts (as defined below).
Acquisitions
On December 27, 2022, we completed our acquisition of Semifore, Inc., (Semifore) for a total consideration of $3.1 million. Prior to the acquisition, Semifore was a privately held provider of hardware, software interface (HSI) technology. Semifore technologies are used to effectively design, verify, document, and help in the validation of the hardware-software integration that is used in the SoC complex chip market. The addition of Semifore technologies and team expertise augments Arteris System IP and SIA solutions to further support software control of the IP and SoC hardware.

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
License Agreements with New and Existing Customers
Our ability to generate revenue from new license agreements, and the timing of such revenue, is subject to a number of factors, risks and contingencies. For new products, the time from initial development until we generate license revenue can be lengthy, typically between one and three years. In addition, because the selection process by our customers is typically lengthy and market requirements and alternative solutions available to customers for IP-based products change rapidly, we may be required to incur significant research and development expenditures in pursuit of new products over extended, multiyear periods of time with no assurance that our solutions will be successfully developed or ultimately selected by our customers. While we make efforts to observe market demand and market need trends, we cannot be certain that our investment in developing and testing new products will generate an adequate rate of return in the form of fees, royalties or other revenues, or any revenues. Moreover, the customer acquisition process has a typical duration of six to nine months; following this, a customer’s chip design cycle is typically between one to three years and may be delayed due to factors beyond our control, which may result in our customer’s product not reaching the market until long after we entered into a contract with such customer. Customers typically start shipping their products using our interconnect IP solutions between one to five years following completion of their product design, known as mass production, at which point we start to receive royalties; this lasts for up to seven years depending on the market segment. Any significant delay in the ramp-up of volume production of the customer’s products into which our product is designed could adversely affect our business due to delayed or significantly reduced revenues. Further, because the average selling prices of our products may decline over time, we consider new license agreements and new product launches to be critical to our future success and anticipate that for our newer products, we are and will remain highly dependent on market demand timing and revenue from new license agreements.
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
Terms of our Agreements with Customers
Our revenue from period to period can be impacted by the terms of the agreements we enter into with our customers. For example, in recent periods we have made certain changes to SIA agreements that result in the ratable recognition of the related license revenue over the contract term. As a result of how these contracts are structured and the revenue is recognized, our revenue in the year ended December 31, 2023 may not be comparable to future periods if we do not enter into similar contractual agreements. Further, a meaningful percentage of our revenue is generated through royalty payments. Because the time between a new license agreement win and the customer’s end product being sold can be substantial, with sales of the end product being subject to a number of factors outside our control, our revenue from royalties is difficult to predict. As a result of the foregoing, revenue may fluctuate significantly from period to period and any increase or decrease in such revenue may not be indicative of future period-to-period increases or decreases.

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
Impact of Operating Globally
We believe our products’ global footprint provides us with the opportunity to enter new markets and accelerate our growth. For 2023, 65.4% of our revenue was derived from sales to customers outside of the United States and 31.1% of our revenue was derived from customers located in China. For 2022, 59.3% of our revenue was derived from sales to customers outside of the United States and 28.8% of our revenue was derived from customers located in China. While we believe operating internationally has beneficially impacted our results of operations, we are subject to inherent risks attributed to operating in a global economy. Further, our international operations have been, and may in the future continue to be, subject to restrictive government regulations. For example, U.S. export regulations, including regulations announced October 7, 2022 and further amended effective November 17, 2023, that impose broad end-use and other restrictions on doing business with certain customers and facilities in China that develop or produce semiconductor chips or manufacturing equipment, may limit or adversely impact our ability to license or support our products to entities in or doing business with certain advanced AI or “supercomputer” design companies, foundries and manufacturers of assemblies and components in China. As a result of these restrictions, our customers may experience changes to or delays in their design projects, and we may face challenges to maintain our revenue and/or our revenue may decrease.
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
COVID-19 Impact
The duration and extent of the COVID-19 pandemic already had an adverse effect on the global economy and the lasting effects of the pandemic continue to be unknown. In response to the COVID-19 pandemic, the measures implemented by various authorities have caused us to change our business practices, including those related to where employees work, the distance between employees in our facilities, limitations on in-person meetings between employees and with customers, suppliers, service providers and stakeholders, as well as restrictions on business travel to domestic and international locations and to attend trade shows, technical conferences and other events. Although we have experienced, and may continue to experience, some impact on certain parts of our business as a result of governmental restrictions and other measures to mitigate the spread of COVID-19, our results of operations, cash flows and financial condition were not materially adversely impacted the year ended December 31, 2023.

We are unable to accurately predict the full impact that COVID-19 or any future pandemics will have on our future results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of any future pandemics and containment measures. Although we expect most of our employees to return to physical offices, the nature and extent of that return is uncertain and differs among jurisdictions. For additional details, see the section titled “Risk Factors—Our business has been, and may continue to be, adversely affected by health epidemics, pandemics and other outbreaks of infectious disease.”
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
Annual Contract Value
We define Annual Contract Value (ACV) for an individual customer agreement as the total fixed fees under the agreement divided by the number of years in the agreement term. Our total ACV is the aggregate ACVs for all our customers as measured at a given point in time. Total fixed fees include licensing, support and maintenance and other fixed fees under IP licensing or software licensing agreements but exclude variable revenue derived from licensing agreements with customers, particularly royalties. ACV was $50.9 million and $49.2 million as of December 31, 2023 and 2022, respectively. In addition, total ACV and trailing twelve months variable royalties and other revenue was $56.1 million and $52.4 million as of December 31, 2023 and 2022, respectively. We monitor ACV to measure our success and believe the increase in the number shows our progress in expanding our customers’ adoption of our platform. We believe ACV provides investors with useful information to assess the strength and trajectory of our business as growth demonstrates the expansion of customer adoption of our platform. ACV fluctuates due to a number of factors, including the timing, duration and dollar amount of customer contracts.
Active Customers
We define Active Customers as customers who have entered into a license agreement with us that remains in effect. The retention and expansion of our relationships with existing customers are key indicators of our revenue potential. We added 23 and 38 net new Active Customers during each of the years ended December 31, 2023 and 2022, respectively.
Confirmed Design Starts
We define Confirmed Design Starts as when customers confirm their commencement of new semiconductor designs using our interconnect IP and notify us. Confirmed Design Starts is a metric management uses to assess the activity level of our customers in terms of the number of new semiconductor designs that are started using our interconnect IP in a given period. Our interconnect IP and NoC interface IP customer base started a total of 95 and 82 design starts during each of the years ended December 31, 2023 and 2022, respectively. We believe that the number of Confirmed Design Starts is an important indicator of the growth of our business and future royalty revenue trends.
Remaining Performance Obligations
We define Remaining Performance Obligations (RPO) as the amount of contracted future revenue that has not yet been recognized, including deferred revenue, billed and unbilled cancelable and non-cancelable contracted amounts.
The RPO amount is intended to provide visibility into future revenue streams. We expect RPO to fluctuate up or down from period to period for several reasons, including amounts, timing, and duration of customer contracts, as well as the timing of billing cycles for each contract. Our RPO was $72.7 million and $57.7 million as of December 31, 2023 and 2022, respectively.
Components of Our Results of Operations
Revenue: Our revenue is primarily derived from licensing intellectual property, licensing software, support and maintenance services, professional services, training services, and royalties. Our agreements often include other service elements including training and professional services which were immaterial for the years ended December 31, 2023 and 2022, respectively.

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
Loss from equity method investment: Loss from equity method investment consists of our proportionate share of net losses from our equity method investee.
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

	Year ended December 31,
	2023	2022
	(in thousands)
Total revenue	$53,666	$50,378
Cost of revenue (1)	5,077	4,281
Gross profit	48,589	46,097
Operating expenses:
Research and development (1)	45,128	41,167
Sales and marketing (1)	20,659	17,419
General and administrative (1)	17,944	16,367
Total operating expenses	83,731	74,953
Loss from operations	(35,142)	(28,856)
Interest expense	(211)	(89)
Other income (expense), net	3,558	1,425
Loss before income taxes and loss from equity method investment	(31,795)	(27,520)
Loss from equity method investment, net of tax	3,397	284
Provision for (benefit from) income taxes	1,677	(417)
Net loss	$(36,869)	$(27,387)
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cost of revenue	$556	$562
Research and development	7,324	5,865
Sales and marketing	2,712	2,123
General and administrative	3,943	3,142
Total stock-based compensation	$14,535	$11,692

The following table summarizes our results of operations as a percentage of total revenue for each of the periods indicated:

	Year Ended December 31,
	2023	2022
	(as a percentage of total revenue)
Total revenue	100%	100%
Cost of revenue	9	8
Gross profit	91	92
Operating expenses:
Research and development	84	82
Sales and marketing	38	35
General and administrative	33	32
Total operating expenses	155	149
Loss from operations	(64)	(57)
Interest expense	—	—
Other income (expense), net	7	3
Loss before income taxes and loss from equity method investment	(57)	(54)
Loss from equity method investment, net of tax	6	1
Provision for (benefit from) income taxes	3	(1)
Net loss	(66)%	(54)%

Comparison of the Years Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Licensing, support and maintenance	$48,273	$46,012	$2,261	5%
Variable royalties	5,158	3,140	2,018	64%
Other	235	1,226	(991)	(81)%
Total	$53,666	$50,378	$3,288	7%
Revenue from licensing, support and maintenance increased $2.3 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was primarily due to the addition of new customers, offset by a change in timing of revenue recognition for certain arrangements for the year ended December 31, 2023 compared to the year ended December 31, 2022. Growth in our variable royalty revenue was due to production increase from existing customers and royalty audit findings in the year ended December 31, 2023 compared to the year ended December 31, 2022. Other revenue decreased for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to timing of completion of professional services.
Cost of revenue

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Cost of revenue	$5,077	$4,281	$796	19%

The increase in cost of revenue during the year ended December 31, 2023 was primarily due to higher FAE employee-related expenses.

Operating expenses

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Research and development	$45,128	$41,167	$3,961	10%
Sales and marketing	20,659	17,419	3,240	19
General and administrative	17,944	16,367	1,577	10
Total operating expenses	$83,731	$74,953	$8,778	12%
Research and development expenses
R&D expenses increased $4.0 million, or 10%, to $45.1 million for the year ended December 31, 2023 from $41.2 million for the year ended December 31, 2022. The increase in R&D expenses was due to higher employee-related costs of $2.5 million primarily attributable to increased engineering headcount to support our continued growth and investment in our interconnect technology and SIA solutions. We also incurred higher stock-based compensation expense of $1.5 million related to modification of certain performance stock unit awards and annual grants of stock-based awards.
Sales and marketing expenses
S&M expenses increased $3.2 million, or 19%, to $20.7 million for the year ended December 31, 2023 from $17.4 million for the year ended December 31, 2022. The increase in S&M expenses was primarily due to higher employee-related costs of $1.7 million mainly driven by increased headcount to support growth of our business. We also incurred higher stock-based compensation expense of $0.6 million, primarily related to annual grants of stock-based awards, higher professional fees of $0.4 million and higher company-wide event costs of $0.2 million, primarily due to an in-person sales event.
General and administrative expenses
G&A expenses increased $1.6 million, or 10%, to $17.9 million for the year ended December 31, 2023 from $16.4 million for the year ended December 31, 2022. The increase in G&A expenses was primarily due to higher professional fees of $1.5 million driven by legal expenses related to our intellectual property litigation.
Interest expense

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Interest expense	$(211)	$(89)	$(122)	137%
Interest expense for the year ended December 31, 2023 was $0.2 million, compared to $0.1 million for the year ended December 31, 2022 The increase in interest expense was primarily due to an increase in our vendor financing arrangements in 2023 compared to 2022.
Other income (expense), net

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Other income (expense), net	$3,558	$1,425	$2,133	150%
Other income (expense), net for the year ended December 31, 2023 was $3.6 million, compared to $1.4 million for the year ended December 31, 2022. The increase in other income (expense), net was primarily due to higher interest rates on cash balances and interest income earned on our available-for-sale investments as well as deferred income from our license agreement with Transchip.

Loss from equity method investment

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Loss from equity method investment	$3,397	$284	$3,113	*
* Not meaningful
Loss from equity method investment was $3.4 million for the year ended December 31, 2023, compared to $0.3 million for the year ended December 31, 2022, representing our proportionate share of Transchip’s net loss during the trailing twelve months ended September 30, 2023. The increase in loss from equity method investment was primarily due to Transchip having a full year of operations for the year ended December 31, 2023 as compared to a partial year of operations for the year ended December 31, 2022. Such losses are expected to continue in the near future.
Provision for (benefit from) income taxes

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Provision for (benefit from) income taxes	$1,677	$(417)	$2,094	*
* Not meaningful
The provision for (benefit from) income taxes for the year ended December 31, 2023 was as expense of $1.7 million, compared to a benefit of $0.4 million for the year ended December 31, 2022. The increase in our income tax expense was primarily due to changes in current year foreign withholding taxes which are associated with revenues earned in certain foreign countries and changes in uncertain tax positions during the year ended December 31, 2023. The income taxes for the year ended December 31, 2022, also included the tax benefit of $0.5 million related to the release of a portion of US valuation allowance as a result of our business combination during the year ended December 31, 2022 which was not applicable to the year ended December 31, 2023.
On October 8, 2021, the Organization for Economic Co-operation and Development (OECD) released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released Pillar Two model rules defining a 15 percent global minimum tax rate for large multinational corporations. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Pillar Two Framework expected by calendar year 2024. The Pillar Two Framework does not have a material impact to us in the current period.
Liquidity and Capital Resources
Since inception, we have financed operations primarily from payments received from our customers, the net proceeds from the sale of our common stock in the IPO as well as the net proceeds from the private issuance of our convertible preferred stock and common stock. As of December 31, 2023, we had $41.2 million in cash and cash equivalents and short-term investments of which $2.6 million was held by our foreign subsidiaries.
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

Cash Flows
The following table summarizes changes in our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(15,729)	$(6,767)
Net cash used in investing activities	$(4,691)	$(37,481)
Net cash used in financing activities	$(2,919)	$(4,154)
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
For the year ended December 31, 2023, net cash used in operating activities was $15.7 million, primarily due to our net loss of $36.9 million, adjusted for non-cash charges of $19.2 million and $1.9 million changes in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $14.5 million and depreciation and amortization of $3.1 million, loss from our equity method investment of $3.4 million, partially offset by amortization of deferred income of $1.2 million and net accretion of discounts on available-for-sale securities of $0.9 million. The drivers of the changes in operating assets and liabilities were a $4.9 million increase in accounts receivable, a $1.3 million increase in prepaid expenses and other assets, and a $0.4 million decrease in accounts payable, offset by a $6.0 million increase in deferred revenue, and a $2.5 million increase in accrued expenses and other liabilities.
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
Investing Activities
Net cash used in investing activities for the year ended December 31, 2023 was $4.7 million primarily attributable to $47.8 million of purchases of available-for-sale securities and certificate of deposit, and $1.5 million of purchases of property and equipment, partially offset by $44.7 million of proceeds from maturities of available-for-sale securities.
Net cash used in investing activities for the year ended December 31, 2022 was $37.5 million primarily attributable to $35.0 million of purchases of available-for-sale securities, $1.1 million of payments for business combination, net of $0.3 million of cash acquired, purchases of property and equipment of $1.1 million, and $0.5 million of payments related to investment in our equity method investee, see Note 15 to our consolidated financial statements. The cash outflow was offset by proceeds of $0.2 million from principal portion of our related party loan.
Financing Activities
For the year ended December 31, 2023, net cash used in financing activities was $2.9 million, primarily attributable to payments of contingent consideration for business combinations and principal payments under vendor financing arrangements.
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

Contractual Obligations
Our principal commitments consist of obligations under our operating leases for office space and data center hosting space and vendor finance arrangements. Information regarding our non-cancelable lease commitments as of December 31, 2023 can be found in Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our obligations as of December 31, 2023 under our vendor finance arrangements are described in Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Considering the nature of the combined license and assisting our customers in applying our IP technology in our customers’ development environment and the relative significance thereof, we have concluded that our promise to provide an Interconnect Solutions IP license is not distinct from our obligation to provide the Application Engineer Support Services and benefits of the RTL. The Interconnect Solutions IP, RTL, and the Application Engineering Support Services serve to fulfill our commitment to the customer, as they represent inputs to a single, combined performance obligation that commences upon the later of the arrangement effective date or transfer of the software license. The design license and the regular two-way interaction between the design license tool, RTL, and the Application Engineering Support Services give the customer the intended benefit from the arrangement, which is the ability to commercialize their design. Customers cannot benefit from the design license on its own or together with other readily available resources as no other RTL or Application Engineer Support Services providers exist in the marketplace that a customer could use with the design license. Consequently, the RTL and Application Engineer Support Services cannot be used on their own or together with any other design license as we do not allow the use of the RTL or provide Application Engineer Support Services separately from the design license. Further, although technical support and software updates is a distinct performance obligation, it is accounted for as if it were part of a single performance obligation that includes the licenses, RTL and Application Engineer Support Services because the technical support and updates are provided in practice for the same period of time and have the same time-based pattern of transfer to the customer as the combined design license, RTL, and Application Engineer Support Services. Therefore, revenue from Interconnect Solutions IP licensing arrangements is recognized over the design term ratably.
Revenues that are derived from the sale of a licensee’s products that incorporate our IP are classified as royalty revenues. Royalty revenues are recognized during the quarter in which the sale of the product incorporating our IP occurs, and are included in variable royalties and other revenue in the consolidated statements of loss. Royalties are calculated either as a percentage of the revenues received by a licensee’s sale of products incorporating our IP or on a per unit basis, as specified in the agreements with the licensees. For a majority of our royalty revenues, we receive the actual sales data from our customers after the quarter ends and account for it as unbilled receivables. In such instances, we recognize royalty revenues based on our estimation of the customer’s sales during the quarter.
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
Professional Services
Our agreements may include service elements (other than maintenance and support services). These services include training, design assistance, and consulting. Services performed on a time and materials basis are recognized over the period the services are provided either using an output method such as labor hours, or a method that is otherwise consistent with the way in which value is delivered to the customer. Services performed on a fixed price basis are recognized over time, generally using costs incurred or hours expended to measure progress.

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
Transaction price
Revenue is recognized when, or as, control of a promised product or service transfers to a client, in an amount that reflects the consideration to which we expect to be entitled in exchange for transferring those products or services. If the consideration promised in a contract includes a variable amount, we estimate the amount to which we expect to be entitled using either the expected value or most likely amount method, to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. Generally, the transaction price of our contracts is fixed at the inception of the contract, except for variable royalties. Our contracts generally do not include terms that could cause variability in the transaction price.
We assess the timing of the transfer of goods or services to the customer as compared to the timing of payments to determine whether a significant financing component exists. As a practical expedient, we do not assess the existence of a significant financing component when the difference between payment and transfer of deliverables is a year or less. If the difference in timing arises for reasons other than the provision of finance to either the customer or us , no financing component is deemed to exist. When contracts involve a significant financing component, we adjust the promised amount of consideration for the effects of the time value of money if the timing of payments agreed to by the parties to the contract (either explicitly or implicitly) provide the customer with a significant benefit of financing.
We report revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.
In instances where foreign licensees withhold and remit taxes to local authorities in accordance with local laws and regulations, we recognize and present revenue on a gross basis, and includes the withholding tax in income tax expense.
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

Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in contract assets (unbilled receivables), or contract liabilities (deferred revenue) on our consolidated balance sheets. We record a contract asset when revenue is recognized prior to the right to invoice and we have an unconditional right to invoice and receive payment. We record deferred revenue when we invoice customers and revenue is not yet recognized. Customers are generally invoiced in single or annual amounts, although some customers are invoiced more frequently over time.
We capitalize sales commission as costs of obtaining a contract when they are incremental and, if they are expected to be recovered, amortized in a manner consistent with the pattern of transfer of the good or service to which the asset relates.
Income Taxes
We account for income taxes under the asset and liability method. Under this method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We provide for a valuation allowance when it is more likely than not that some portion, or all of our deferred tax assets will not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. As of December 31, 2023 and 2022, we recorded a full valuation allowance against our U.S. federal, state, and certain foreign jurisdiction deferred tax assets.
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
The available-for-sale securities are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss). A decline in the fair value of the available-for-sale securities is recognized directly to net income (loss) if judged to be other than temporary. Interest earned on investments in debt securities, realized gains and losses and impairment losses, if any, on investments in debt securities are included in other income (expense), net in the consolidated statements of loss. The cost of securities sold is based on the specific-identification method.

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
Goodwill and Intangible Assets
We test our goodwill and other indefinite-lived intangible assets for impairment during the last day of the third fiscal quarter each year or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value below its carrying value. We completed the most recent annual impairment test of goodwill at the reporting unit level. We have one reporting unit. We determined that our reporting unit had significant fair value in excess of carrying value. For the years ended December 31, 2023 and 2022, we did not have any goodwill or other indefinite-lived intangible assets impairment.
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
Recently Issued and Adopted Accounting Pronouncements
For more information regarding recently issued accounting pronouncements, see Note 2 Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this report.
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
If the volume of our international operations increases and foreign currency exchange rates change, the impact to our consolidated statements of operations could be significant and may affect the comparability of operating results. The impact from foreign currency remeasurement during the year ended December 31, 2023 and 2022 was approximately $0.4 million and $0.1 million, respectively. We do not believe a 10% increase or decrease in foreign exchange rates would have resulted in a material impact to our operating results.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Arteris, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Arteris, Inc. and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of loss, comprehensive loss, stockholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 20, 2024
We have served as the Company's auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Arteris, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Arteris, Inc. and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of loss, comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Moss Adams LLP
San Francisco, California
February 28, 2023
We served as the Company’s auditor from 2020 to 2023.

Arteris, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$13,696	$37,423
Short-term investments (Note 5)	27,477	30,728
Accounts receivable, net of allowance of $93 and $250 as of December 31, 2023 and 2022, respectively	12,003	7,143
Prepaid expenses and other current assets	5,254	5,818
Total current assets	58,430	81,112
Property and equipment, net	5,745	3,617
Long-term investments (Note 5)	11,802	4,427
Equity method investment	8,500	11,897
Operating lease right-of-use assets	4,289	1,883
Intangibles, net	3,858	4,575
Goodwill	4,178	4,218
Other assets	5,999	3,787
TOTAL ASSETS	$102,801	$115,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$183	$572
Accrued expenses and other current liabilities	11,831	12,095
Operating lease liabilities, current	781	899
Deferred revenue, current	31,537	28,839
Vendor financing arrangements, current	2,070	1,264
Total current liabilities	46,402	43,669
Deferred revenue, noncurrent	25,172	21,840
Operating lease liabilities, noncurrent	3,610	1,009
Vendor financing arrangements, noncurrent	1,292	448
Deferred income, noncurrent	8,810	9,993
Other liabilities	2,412	1,022
Total liabilities	87,698	77,981
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value of $0.001—10,000,000 shares authorized and no shares issued and outstanding as of both December 31, 2023 and 2022	—	—
Common stock, par value of $0.001—300,000,000 shares authorized at December 31, 2023 and 2022; 37,518,583 and 34,625,875 shares issued and outstanding at December 31, 2023 and 2022, respectively	37	34
Additional paid-in capital	118,193	103,778
Accumulated other comprehensive income	120	101
Accumulated deficit	(103,247)	(66,378)
Total stockholders’ equity	15,103	37,535
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,801	$115,516
See notes to consolidated financial statements

Arteris, Inc.
Consolidated Statements of Loss
(In thousands, except share and per share data)

	Year ended December 31,
	2023	2022
Revenue
Licensing, support and maintenance	$48,273	$46,012
Variable royalties and other	5,393	4,366
Total revenue	53,666	50,378
Cost of revenue	5,077	4,281
Gross profit	48,589	46,097
Operating expenses:
Research and development	45,128	41,167
Sales and marketing	20,659	17,419
General and administrative	17,944	16,367
Total operating expenses	83,731	74,953
Loss from operations	(35,142)	(28,856)
Interest expense	(211)	(89)
Other income (expense), net	3,558	1,425
Loss before income taxes and loss from equity method investment	(31,795)	(27,520)
Loss from equity method investment, net of tax	3,397	284
Provision for (benefit from) income taxes	1,677	(417)
Net loss	$(36,869)	$(27,387)

Net loss per share attributable to common stockholders, basic and diluted	$(1.03)	$(0.84)
Weighted average shares used in computing per share amounts, basic and diluted	35,675,689	32,578,776
See notes to consolidated financial statements.

Arteris, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year ended December 31,
	2023	2022
Net loss	$(36,869)	$(27,387)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities, net of tax	93	(53)
Unrealized pension actuarial (loss) gain	(74)	235
Comprehensive loss	$(36,850)	$(27,205)
See notes to consolidated financial statements.

Arteris, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
BALANCE—December 31, 2021	31,530,682	$31	$91,945	$(81)	$(38,991)	$52,904
Issuance of common stock upon exercise of stock options	1,451,784	2	874	—	—	876
Issuance of common stock for settlement of Restricted Stock Units (RSUs)	1,223,312	1	(1)	—	—	—
Issuance of common stock in connection with business combination	331,569	—	1,333	—	—	1,333
Issuance of restricted common stock in connection with business combination	331,574	—	—	—	—	—
Tax withholding on RSUs settlement	(243,046)	—	(2,065)	—	—	(2,065)
Stock-based compensation expense	—	—	11,692	—	—	11,692
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(53)	—	(53)
Unrealized pension actuarial gain	—	—	—	235	—	235
Net loss	—	—	—	—	(27,387)	(27,387)
BALANCE—December 31, 2022	34,625,875	34	103,778	101	(66,378)	37,535
Issuance of common stock upon exercise of stock options	932,738	1	489	—	—	490
Issuance of common stock for settlement of RSUs	2,048,939	2	(2)	—	—	—
Tax withholding on RSUs settlement	(88,969)	—	(607)	—	—	(607)
Stock-based compensation expense	—	—	14,535	—	—	14,535
Unrealized gains on available-for-sale securities, net of tax	—	—	—	93	—	93
Unrealized pension actuarial loss	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	(36,869)	(36,869)
BALANCE—December 31, 2023	37,518,583	$37	$118,193	$120	$(103,247)	$15,103
See notes to consolidated financial statements.

Arteris, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,869)	$(27,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,069	2,099
Stock-based compensation	14,535	11,692
Pension plan expenses	134	136
Non-cash operating lease expense	118	(21)
Amortization of deferred income	(1,179)	(391)
Gain on deconsolidation of subsidiary	—	(149)
Loss from equity method investment	3,397	284
Net accretion of discounts on available-for-sale securities	(893)	(177)
Deferred income taxes	—	(484)
Other, net	10	14
Changes in operating assets and liabilities:
Accounts receivable, net	(4,858)	7,102
Prepaid expenses and other assets	(1,301)	202
Accounts payable	(389)	(1,034)
Accrued expenses and other liabilities	2,467	517
Deferred revenue	6,030	830
Net cash used in operating activities	(15,729)	(6,767)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,503)	(1,051)
Purchases of available-for-sale securities and other	(47,788)	(35,031)
Proceeds from maturities of available-for-sale securities	44,650	—
Payments relating to investment in equity method investment	—	(519)
Proceeds from principal portion of related party loan	—	241
Payments for business combination, net of cash acquired	—	(1,121)
Other	(50)	—
Net cash used in investing activities	(4,691)	(37,481)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of contingent consideration for business combination	(1,592)	(1,573)
Principal payments under vendor financing arrangements	(1,289)	(1,136)
Payments to tax authorities for shares withheld from employees	(607)	(2,065)
Proceeds from exercise of stock options	490	876
Payments of deferred offering costs	—	(256)
Other	79	—
Net cash used in financing activities	(2,919)	(4,154)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(23,339)	(48,402)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	37,423	85,825
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$14,084	$37,423

Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$13,696	$37,423
Restricted cash, noncurrent	388	—
Cash, cash equivalents and restricted cash at end of period	$14,084	$37,423

Supplemental cash flow information:
Cash paid for taxes	$1,294	$790
Noncash activities:
Operating lease right-of-use assets exchanged for lease liabilities	$3,392	$63
Purchase of property and equipment through vendor financing	$3,319	$2,088
Equity obtained in equity method investment in exchange for contribution of license agreement (Note 15)	$—	$11,563
Issuance of common stock for business combination	$—	$1,333
Contingent consideration for business combination	$—	$362
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
Foreign Currency
The Company and its foreign subsidiaries’ functional currency is the US dollar. Accordingly, monetary assets and liabilities of foreign subsidiaries are remeasured into US dollars at the exchange rates in effect at the balance sheet date, non-monetary assets and liabilities are recorded at historical rates, and revenue and expenses are remeasured at average rates during the period. Remeasurement adjustments are recognized as a component of other income (expense), net within the consolidated statements of loss.
Comprehensive Loss
Comprehensive loss generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. For the years ended December 31, 2023 and 2022, the components of comprehensive loss consist of net loss, unrealized pension actuarial gain (loss) and unrealized gains (losses) on available-for-sale securities, net of tax.

Net Loss per Share
Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock during the period, plus the dilutive effects of stock options and restricted stock units (RSU). Dilutive shares of common stock are determined by applying the treasury stock method.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. The Company’s cash equivalents include deposits in money market accounts which were unrestricted as to withdrawal or use and are stated at fair value. As of December 31, 2023, cash and cash equivalents consisted primarily of checking, savings, money market accounts and highly liquid investments with original maturities of three months or less. Interest earned on cash and cash equivalents is included in other income (expense), net in the consolidated statements of loss.
As of December 31, 2023, the Company’s long-term restricted cash balance was $0.4 million, primarily related to a letter of credit for its facility lease agreement. Restricted cash, noncurrent is included in other assets on the consolidated balance sheets.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable, net consist of primarily billed and unbilled trade accounts receivable. Unbilled accounts receivable represents amounts recorded as royalty revenue which will be invoiced within a short period upon receipt of the royalty reports from the licensees. The Company records accounts receivable when it has an unconditional right to consideration. Trade accounts receivable are recorded at the invoiced amount. The Company maintains allowances for doubtful accounts to reduce its receivables to their estimated net realizable value. In general, the Company does not offer extended credit terms and also do not require any security or collateral to support its receivables. The Company performs ongoing credit evaluations of its customers and establishes allowances for potential credit losses by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company’s allowance for doubtful accounts activity has historically not been significant. Probable losses are recorded in general and administrative expense in the consolidated statements of loss.
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
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	As of December 31,
	2023	2022
Customer A	26%	*
Customer B	15%	32%
*    Customer accounted for less than 10% of total accounts receivable at period end.

Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Year Ended December 31,
	2023	2022
Customer B	13%	24%

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
The Company evaluates the recoverability of property and equipment for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by comparing their carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount is not recoverable, the carrying amount of such assets is reduced to fair value. No impairment was recognized during the years ended December 31, 2023 and 2022.
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
Goodwill and Intangible Assets
The Company tests its goodwill and other indefinite-lived intangible assets for impairment during the last day of the third fiscal quarter each year or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value below its carrying value. For the years ended December 31, 2023 and 2022, the Company did not have any goodwill or other indefinite-lived intangible assets impairment.
Acquired finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets, which range from five to eight years, unless the lives are determined to be indefinite. The Company routinely reviews the remaining estimated useful lives of finite-lived intangible assets. Amortization expenses are recorded in operating expenses on the consolidated statements of loss.
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
Considering the nature of the combined license and assisting the Company’s customers in applying its IP technology in its customers’ development environment and the relative significance thereof, the Company has concluded that its promise to provide an Interconnect Solutions IP license is not distinct from its obligation to provide the Application Engineer Support Services and benefits of the RTL. The Interconnect Solutions IP, RTL, and the Application Engineering Support Services serve to fulfill its commitment to the customer, as they represent inputs to a single, combined performance obligation that commences upon the later of the arrangement effective date or transfer of the software license. The design license and the regular two-way interaction between the design license tool, RTL, and the Application Engineering Support Services give the customer the intended benefit from the arrangement, which is the ability to commercialize their design. Customers cannot benefit from the design license on its own or together with other readily available resources as no other RTL or Application Engineer Support Services providers exist in the marketplace that a customer could use with the design license. Consequently, the RTL and Application Engineer Support Services cannot be used on their own or together with any other design license as the Company does not allow the use of the RTL or provide Application Engineer Support Services separately from the design license. Further, although technical support and software updates is a distinct performance obligation, it is accounted for as if it were part of a single performance obligation that includes the licenses, RTL and Application Engineer Support Services because the technical support and updates are provided in practice for the same period of time and have the same time-based pattern of transfer to the customer as the combined design license, RTL, and Application Engineer Support Services. Therefore, revenue from Interconnect Solutions IP licensing arrangements is recognized over the design term ratably.
Revenues that are derived from the sale of a licensee’s products that incorporate the Company’s IP are classified as royalty revenues. Royalty revenues are recognized during the quarter in which the sale of the product incorporating the Company’s IP occurs, and are included in variable royalties and other in the consolidated statements of loss. Royalties are calculated either as a percentage of the revenues received by a licensee’s sale of products incorporating the Company’s IP or on a per unit basis, as specified in the agreements with the licensees. For a majority of the Company’s royalty revenues, it receives the actual sales data from its customers after the quarter ends and accounts for it as unbilled receivables. In such instances, the Company recognizes royalty revenues based on its estimation of the customer’s sales during the quarter.

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
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in contract assets (unbilled receivables), or contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. The Company records a contract asset when revenue is recognized prior to the right to invoice and it has an unconditional right to invoice and receive payment. The Company records deferred revenue when it invoices customers and revenue is not yet recognized. Customers are generally invoiced in single or annual amounts, although some customers are invoiced more frequently over time.
The Company capitalizes sales commission as costs of obtaining a contract when they are incremental and, if they are expected to be recovered, amortized in a manner consistent with the pattern of transfer of the good or service to which the asset relates.
Cost of Revenue
Cost of Revenues relates to costs associated with the Company’s licensing arrangements and support and maintenance, including applicable FAE personnel-related costs such as stock-based compensation, travel, amortization of developed technology acquired intangibles and allocated overhead.
Allocation of Overhead Costs
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

Software Development Costs
Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Arteris has not capitalized any software development costs as of and for the years ended December 31, 2023 and 2022 as the period between establishing technological feasibility and general customer release has historically been short and therefore capitalizable costs have been insignificant.
The Company has not capitalized any internal-use software development costs as these costs have historically been insignificant.
Sales and Marketing
Sales and marketing expenses consist of compensation and employee benefits of marketing and sales personnel and related support teams, and stock-based compensation, as well as travel, trade show sponsorships and events, conferences, and internet advertising costs. Advertising costs, included in sales and marketing expenses, are expensed as incurred. The Company incurred advertising costs of $0.1 million for both the years ended December 31, 2023 and 2022.
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

Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company provides for a valuation allowance when it is more likely than not that some portion, or all of its deferred tax assets will not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. As of December 31, 2023 and 2022, the Company recorded a full valuation allowance against its U.S. federal, state, and certain foreign jurisdiction net deferred tax assets.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were $3.5 million and $2.6 million unrecognized tax benefits as of December 31, 2023 and 2022, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The amounts accrued for the payment of interest and penalties were immaterial as of December 31, 2023. No amounts were accrued for the payment of interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The available-for-sale securities are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss). A decline in the fair value of the available-for-sale securities is recognized directly to net income (loss) if judged to be other than temporary. Interest earned on investments in debt securities, realized gains and losses and impairment losses, if any, on investments in debt securities are included in other income (expense), net in the consolidated statements of loss. The cost of securities sold is based on the specific-identification method.
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
Government Assistance
The Company's government assistance during the year ended December 31, 2023 and 2022 primarily consists of R&D tax credits granted to the Company’s subsidiary in France. These R&D tax credits are granted to encourage companies to conduct technical and scientific research. For accounting purposes, the foreign R&D tax credits are recorded as an offset to research and development expenses in the Company’s consolidated statements of loss. The Company recorded $1.9 million and $1.8 million of foreign R&D tax credit during the years ended December 31, 2023 and 2022, respectively.
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

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires a buyer in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the buyer should disclose qualitative and quantitative information about its supplier finance programs. The amendments in this update do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance program. The guidance is effective for fiscal years beginning after December 15, 2022, except for the amendment on rollforward information which is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company considered key terms of the current vendor financing arrangements and concluded that the current vendor financing arrangements did not have any of the characteristics which would require additional disclosures. As a result, the adoption of the new guidance did not have an impact on the Company’s consolidated financial statements and related disclosures. See Note 11 for disclosures on the Company’s vendor financing arrangements.

Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. This ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024. Adoption is either prospectively or retrospectively, the Company will adopt this ASU on a prospective basis. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
3. REVENUE
Disaggregated Revenue
The following table shows revenue by product and services groups (in thousands):

	Year Ended December 31,
	2023	2022
Licensing, support and maintenance	$48,273	$46,012
Variable royalties	5,158	3,140
Other	235	1,226
Total	$53,666	$50,378
Contract Balances
The following table provides information about accounts receivable, net, contract assets and deferred revenue (in thousands):

	As of December 31,
	2023	2022
Accounts receivable, net	$12,003	$7,143
Contract assets	$878	$1,180
Deferred revenue	$56,709	$50,679
During the years ended December 31, 2023 and 2022, the Company recognized revenue of $29.9 million and $28.2 million, respectively, that was included in the deferred revenue balance at the beginning of the fiscal year. Contract assets are included in prepaid expenses and other current assets and other assets on the consolidated balance sheets.

As of December 31, 2023, non-cancelable contracted but unsatisfied or partially satisfied performance obligations that have not yet been recognized is $71.6 million which includes deferred revenue, amounts that will be invoiced and recognized as revenues in future periods and FSA commitments, from customers where actual product selection and quantities of specific products are to be determined by customers at a future period. The Company expects to recognize $33.0 million of this balance over the next 12 months and the remainder thereafter. FSA commitments amounted to $6.2 million and nil at the end of fiscal years 2023 and 2022, respectively. The Company has elected to exclude the potential future royalty receipts from this amount.
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

	As of December 31,
	2023	2022
Short-term commission capitalized in prepaid expenses and other current assets	$2,408	$2,636
Long-term commission capitalized in other assets	1,353	1,535
Total	$3,761	$4,171
Amortization of capitalized sales commissions were $3.7 million and $3.5 million during the years ended December 31, 2023 and 2022, respectively, and are included in sales and marketing expense in the consolidated statements of loss.
4. NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(36,869)	$(27,387)
Denominator:
Weighted-average shares outstanding, basic and diluted	35,675,689	32,578,776

Net loss per share, basic and diluted	$(1.03)	$(0.84)
Since the Company was in a loss position for the years ended December 31, 2023 and 2022, the diluted earnings per share is equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.
The following table summarizes the potentially dilutive securities that were excluded from the calculation of diluted earnings per share because they would be anti-dilutive:

	As of December 31,
	2023	2022
Stock options	2,841,764	3,542,836
Restricted stock units	5,732,950	5,619,013
Restricted common shares issued for business combination (see Note 9)	234,859	331,574
Total	8,809,573	9,493,423

5.    INVESTMENTS
The following tables summarize the fair value and amortized cost of the Company’s cash equivalents and available-for-sale securities by major security type (in thousands):

	As of December 31, 2023
	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value
Assets:
U.S. government agency securities	$19,461	$29	$19,490
U.S. treasury securities	10,630	3	10,633
Money market funds	8,026	—	8,026
Corporate bonds	5,649	9	5,658
Certificate of deposit	5,000	—	5,000
Commercial paper	990	(1)	989
Total financial assets	$49,756	$40	$49,796

	As of December 31, 2022
	Amortized Cost	Unrealized Losses	Aggregate Fair Value
Assets:
Money market funds	$30,428	$—	$30,428
Commercial paper	2,604	(1)	2,603
Corporate bonds	5,717	(10)	5,707
U.S. government agency securities	18,508	(40)	18,468
U.S. treasury securities	8,379	(2)	8,377
Total financial assets	$65,636	$(53)	$65,583
The maturity dates of the Company’s investments are as follows (in thousands):

December 31, 2023
Less than one year	$37,994
1-2 years	11,802
Total	$49,796
As of December 31, 2023 and 2022, securities with a fair value of $3.7 million and zero, respectively, were in a continuous net unrealized loss position for more than 12 months. As of December 31, 2023, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor does it foresee or project that it will be required to sell those investments before recovery of their amortized costs basis, which may be at maturity. Thus, as of December 31, 2023 no allowance for credit losses or impairment losses for the Company’s investments were recorded.
6. FAIR VALUE MEASUREMENTS
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Equity method investments, and certain non-financial assets, such as intangible assets are remeasured at fair value only if an impairment or observable price adjustment is recognized in the current period.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include vendor financing arrangements. The carrying value of the vendor financing agreements was $3.4 million and $1.7 million as of December 31, 2023 and 2022, respectively. The Company’s vendor financing arrangements are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon the Company’s incremental borrowing rate. The estimated fair values of these financial instruments approximate their carrying values.

Financial Instruments Recorded at Fair Value on a Recurring Basis
The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$8,026	$—	$—	$8,026
U.S. treasury securities	—	2,491	—	2,491
Total cash equivalents	8,026	2,491	—	10,517
Short-term investments:
Certificate of deposit	—	5,000	—	5,000
Commercial paper	—	989	—	989
Corporate bonds	—	3,696	—	3,696
U.S. government agency securities	—	9,650	—	9,650
U.S. treasury securities	—	8,142	—	8,142
Total short-term investments	—	27,477	—	27,477
Long-term investments:
Corporate bonds	—	1,962	—	1,962
U.S. government agency securities	—	9,840	—	9,840
Total long-term investments	—	11,802	—	11,802
Total financial assets	$8,026	$41,770	$—	$49,796

	As of December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$30,428	$—	$—	$30,428
Total cash equivalents	30,428	—	—	30,428
Short-term investments:
Commercial paper	—	2,603	—	2,603
Corporate bonds	—	3,971	—	3,971
U.S. government agency securities	—	15,777	—	15,777
U.S. treasury securities	—	8,377	—	8,377
Total short-term investments	—	30,728	—	30,728
Long-term investments:
Corporate bonds	—	1,736	—	1,736
U.S. government agency securities	—	2,691	—	2,691
Total long-term investments	—	4,427	—	4,427
Total financial assets	$30,428	$35,155	$—	$65,583
Money market funds are highly liquid investments and are actively traded. The fair value is based on quoted prices for identical assets in active markets and therefore classified as Level 1 of the fair value hierarchy.
The Company’s other investments are considered Level 2 financial instruments as their fair values are determined using inputs that are directly or indirectly observable in active or less active markets. There were no transfers between levels during the year ended December 31, 2023.

7. INTANGIBLE ASSETS AND GOODWILL
Intangible assets, net
Intangible assets, net consisted of the following as of December 31, 2023 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted-Average Useful Lives
Developed technology	$3,090	$(1,247)	$1,843	4.6 years
Customer relationships	1,830	(515)	1,315	5.9 years
IPR&D	500	—	500	—
Trade name and other	200	—	200	—
Total intangibles	$5,620	$(1,762)	$3,858
Intangible assets, net consisted of the following as of December 31, 2022 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted-Average Useful Lives
Developed technology	$3,090	$(708)	$2,382	5.3 years
Customer relationships	1,830	(287)	1,543	6.9 years
IPR&D	500	—	500	—
Trade name and other	150	—	150	—
Total intangibles	$5,570	$(995)	$4,575
Amortization expense of intangible assets was $0.8 million and $0.5 million for years ended December 31, 2023 and 2022, respectively.
The expected future amortization expense of these intangible assets as of December 31, 2023 is as follows (in thousands):

2024	$767
2025	739
2026	427
2027	427
2028	416
Thereafter	382
Total future amortization expense	$3,158
Goodwill
Goodwill was $4.2 million as of both December 31, 2023 and 2022. No goodwill impairments were recorded during the years ended December 31, 2023 and 2022.

8. BALANCE SHEET COMPONENTS
Certain changes in presentation have been made to conform the prior period presentation to the current period reporting.

Accounts Receivable, net
The following table presents the components of accounts receivable, net, (in thousands):

	As of December 31,
	2023	2022
Accounts receivable	$11,061	$6,631
Unbilled accounts receivable	1,035	762
Total accounts receivable	12,096	7,393
Less: allowance for doubtful accounts	(93)	(250)
Total accounts receivable, net	$12,003	$7,143
The allowance for doubtful accounts was $0.1 million and $0.3 million as of December 31, 2023 and 2022, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2023	2022
Capitalized commissions asset, net	$2,408	$2,636
Insurance	1,032	1,372
Software & subscriptions	757	691
Contract assets	312	669
Investment interest receivable	310	114
Other	435	336
Total prepaid expenses and other current assets	$5,254	$5,818
Property and Equipment, net
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2023	2022
Software and technology equipment	$7,574	$6,131
Office furniture and hardware equipment	863	395
Leasehold improvements	535	299
Construction in progress	35	282
Vehicles	—	7
Total property and equipment	9,007	7,114
Less: accumulated depreciation	(3,262)	(3,497)
Total property and equipment, net	$5,745	$3,617
Depreciation expenses related to property and equipment for the years ended December 31, 2023 and 2022, was $2.3 million and $1.6 million, respectively.

Other Assets
Other assets consisted of the following (in thousands):

	As of December 31,
	2023	2022
Foreign R&D tax credit receivable	$3,516	$1,565
Capitalized commissions asset, net	1,353	1,535
Contract assets	566	511
Security deposit	149	118
Other	415	58
Total other assets	$5,999	$3,787
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Payroll and related benefits	$8,815	$8,182
Deferred income	1,182	1,179
Accrued professional fees	1,010	851
Deferred and contingent consideration	—	1,696
Customer refund liability	333	—
Other accrued liabilities	491	187
Total accrued expenses and other current liabilities	$11,831	$12,095
Other Liabilities
Other liabilities consist of the following (in thousands):

	As of December 31,
	2023	2022
Pension accrual	$905	$676
Long-term income tax payable	525	—
Retirement benefit liability	449	346
Contingent milestone liability (Note 9)	413	—
Other liabilities	120	—
Total other liabilities	$2,412	$1,022
9. ACQUISITION
Semifore Acquisition
On December 27, 2022, the Company acquired 100% of the issued and outstanding equity securities (the Acquisition) of Semifore, Inc. (Semifore), provider of hardware, software interface (HSI) technology. Semifore technologies are used to effectively design, verify, document, and help in the validation of the hardware-software integration that is used in the SoC complex chip market. The addition of Semifore technologies and team expertise augments Arteris System IP and SoC Integration Automation software (SIA) (formerly IP deployment (IPD)) to further enhance software control of the IP and SoC hardware. The Acquisition closed on December 27, 2022 and has been accounted for in accordance with the acquisition method of accounting for business combinations with the Company as the accounting acquirer.

The consideration transferred for the acquisition is as follows (in thousands):

DECEMBER 27, 2022
Cash consideration paid at closing	$1,388
Stock consideration (331,569 shares of the Company’s common stock)	1,333
Contingent consideration	362
Total consideration	$3,083
In connection with the Acquisition, key employees and former owners of Semifore were issued a total of 663,143 shares of the Company’s common stock and obtained the right to additional cash payment totaling $1.8 million. Out of the 663,143 shares issued, 331,569 shares of common stock vested as of the closing date and 96,715 shares of common stock vested on the first anniversary of the closing date. The remaining 234,859 shares of common stock remain unvested as of December 31, 2023 and will vest on the third anniversary of the closing of the Acquisition, contingent on the continued employment of certain key employees. Out of the $1.8 million right to additional cash payment, $0.5 million was paid upon the first anniversary of the closing during the year ended December 31, 2023, and the remaining $1.3 million will vest on the third anniversary of the closing date, contingent on the continued employment of certain key employees. The contingent cash payments and equity awards have been accounted for separately from the business combination and will be recognized by the Company as compensation costs in the subsequent periods as related services are provided. Refer to Note 14 for additional information about the equity awards.
The Company incurred acquisition-related expenses associated with the Acquisition in a total amount of $0.5 million, which were expensed as incurred and included in general and administrative expenses in the consolidated statements of income (loss) for the year ended December 31, 2022. These acquisition-related costs included legal, accounting, and other professional and consulting fees.
Under the acquisition method of accounting, the purchase price is allocated to identifiable assets acquired and liabilities assumed based on their fair values on the acquisition date. The following table provides the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Fair Value
Cash	$267
Accounts receivable	372
Prepaid expenses and other current assets	63
Contract assets	15
Intangibles	2,120
Accounts payable	(139)
Deferred revenue	(672)
Deferred tax liability	(484)
Total identifiable net assets	1,542
Goodwill	1,541
Total purchase price	$3,083
ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. The measurement period adjustments had an immaterial offsetting impact to Goodwill as of December 31, 2023.

The following table summarizes the fair value of the identifiable intangible assets acquired (in thousands) and weighted-average useful life:

	2022	Weighted-Average Useful Lives
Developed technology	$1,390	7 years
Customer relationships	730	8 years
Fair value of intangible assets	$2,120
Goodwill generated from this business combination is attributed to synergies between the Company’s and Semifore’s respective products and services and is housed within the Company’s single operating segment. In 2022, the Company recorded $0.5 million deferred tax liability as a result of the Acquisition. The Company does not have any tax basis in the total goodwill of $1.5 million and the goodwill is non-deductible for income tax purposes. The revenue and earnings of the acquired business have been included in the Company’s results since the acquisition date and are not material to the Company’s consolidated financial results.
Pro forma results of operations for the acquisition have not been presented because they are not material to the Company's consolidated results of operations.
Magillem Acquisition
On November 30, 2020, the Company, through Arteris IP SAS, its wholly owned subsidiary, completed the acquisition of Magillem Design Services SA (Magillem), by acquiring certain assets and assumed liabilities of Magillem in an all-cash transaction to expand the Company’s SIA technology. Magillem is a leading provider of complex design flow and content management software solutions.
The total purchase consideration was $7.8 million, of which $2.8 million was the estimated contingent consideration which represents the fair value of additional consideration payable to the seller upon (a) the achievement of specified milestones, estimated using the income approach and (b) in relation to potential indemnity claims. The contingent consideration payments are tied to a number of metrics, including claims received by the Company and certain product development, customer and revenue metrics in the one to three years after acquisition. As of December 31, 2023, there were zero contingent consideration payments remaining relating to Magillem after the settlement of $1.5 million liability in 2022 and $1.3 million in 2023, recorded as part of accrued expenses and other current liabilities on the Company’s consolidated balance sheets.
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
Total operating lease related costs were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease cost	$1,137	$1,059
Short-term lease cost	182	309
Total lease cost	$1,319	$1,368
The weighted-average remaining term of the Company’s operating leases was 4.8 years and 3.1 years as of December 31, 2023 and 2022, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 10.0% and 7.5% as of December 31, 2023 and 2022, respectively. Cash payments made related to operating lease liabilities were $1.0 million and $1.1 million for the years ended December 31, 2023 and 2022, respectively.

Maturities of operating lease liabilities as of December 31, 2023 were as follows (in thousands):

Fiscal year ending December 31,
2024	$1,152
2025	1,131
2026	1,086
2027	1,102
2028	831
Thereafter	252
Total undiscounted cash flows	5,554
Less: Imputed interest	(1,163)
Present value of lease liabilities	$4,391

Lease liabilities, current	$781
Lease liabilities, noncurrent	3,610
Total lease liabilities	$4,391
In May 2023, the Company entered into an operating lease agreement for a new headquarter facility in Campbell, California with future lease payments of $2.6 million. The lease commenced in October 2023 with a lease term of approximately 5.4 years.
11. BORROWINGS
Vendor financing arrangements—The Company has various vendor financing arrangements with extended payment terms on the purchase of software licenses and equipment. In order to determine the present value of the commitments, the Company used an imputed interest rate of 10.0%, which is an estimate based on the Company’s collateralized borrowing rate.
Expected cash flows related to vendor financing arrangements as of December 31, 2023 were as follows (in thousands):

2024	$2,070
2025	1,089
2026	545
Total undiscounted cash flows	3,704
Less: Imputed interest	(342)
Present value of vendor financing arrangements	$3,362
Vendor financing arrangements, current	$2,070
Vendor financing arrangements, noncurrent	1,292
$3,362
Interest expense from vendor financing arrangements was $0.2 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.
12. COMMITMENTS AND CONTINGENCIES
Letter of Credit—In conjunction with the execution of the operating lease for the Company’s new headquarter facility, a letter of credit in the amount of $0.4 million was issued and outstanding as of December 31, 2023. No draws have been made under such letter of credit. There was no letter of credit issued and outstanding as of December 31, 2022.

Indemnifications—The Company often enters into limited indemnification provisions in license agreements in the ordinary course of the Company’s licensing business. Pursuant to these provisions, which are often inserted into license agreements in the semiconductor IP and software licensing industries, the Company agrees to indemnify, hold harmless, and reimburse the indemnified parties up to a capped amount for losses suffered or incurred by such indemnified parties due to third-party claims if such claims are determined to be caused by the Company. The term of these indemnification provisions is generally either for a term of years or perpetual, in each case beginning on the execution date of the agreement. The Company has also agreed to indemnify under indemnity agreements with its directors and officers, to the extent legally permissible, against liabilities incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer, other than certain liabilities arising from willful misconduct of the individual.
The Company has incurred no actual payment obligations from these above-noted indemnification provisions and director and officer indemnity agreements during 2023 and 2022, and the consolidated financial statements do not include liabilities for any potential indemnity-related obligations as of December 31, 2023 and 2022.
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
In December 2022, the Company received notice of a complaint filed against the Company and another defendant in the semiconductor industry, by Network System Technologies, LLC in the United States District Court for the Western District of Texas, and additional complaints were filed in the Eastern District of Texas against certain companies, including some customers of the Company, asserting among other things patent infringement relating to the Company’s technology seeking damages and injunctive relief. The Company filed a Motion to Dismiss the indirect and willful infringement claims in the Amended Complaint on September 5, 2023 which remains pending in the Western District of Texas, and an initial Claim Construction hearing was held on December 21, 2023. These complaints and claims are still in early and varying stages among the courts in which complaints were filed, are multiple in number, complex in subject matter, and indeterminate as to the amount of damages sought. The Company continues to vigorously defend itself in respect to these complaints and anticipates an increase in legal expenses to do so.
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
The Company has no other material contractual noncancelable commitments as of December 31, 2023 and 2022.

13. COMMON STOCK AND STOCKHOLDERS’ EQUITY
Common Stock
Holders of common stock are entitled to one vote per share and to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to common stockholders. The common stock has no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to the preferred stock with respect to dividend rights and rights upon liquidation, winding-up, and dissolution of the Company. In connection with its Initial Public Offering in October 2021, the Company amended and restated its certificate of incorporation to authorize 300,000,000 shares of common stock.
Stock Repurchases
There were no repurchased shares for the years ended December 31, 2023 and 2022.
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
2021 Employee stock purchase plan
The Company adopted the 2021 Employee Stock Purchase Plan (the 2021 ESPP) effective on October 26, 2021. The 2021 ESPP would enable eligible employees of the Company to purchase shares of common stock at a discount to fair market value. As of December 31, 2023, there had been no offering period under the ESPP.
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

Shares Available for Future Grant
Shares available for future grant consisted of the following:

	As of December 31,
	2023	2022
Shares available for future grant under the 2021 Plan	3,230,183	3,318,979
Shares available for future grant under the 2021 ESPP	1,268,564	922,306
Shares available for future grant under the 2022 Inducement Plan	1,003,680	1,489,163
The Company issues new shares upon a share option exercise or release of restricted stock units.
Stock Options
The following table summarizes the stock option activities under the Company’s 2016 Plan:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Values ($‘000s)
Balance—December 31, 2022	3,542,836	$1.08	6.17	$11,416
Granted	420,000	6.54
Exercised	(932,738)	0.53
Canceled	(188,334)	3.49
Balance—December 31, 2023	2,841,764	$1.91	6.16	$11,544
Options vested and exercisable—December 31, 2023	2,351,656	$1.29	5.69	$10,844
Options vested and exercisable—December 31, 2022	2,752,055	$0.96	5.80	$9,200
The aggregate intrinsic value of the options exercised for the years ended December 31, 2023 and 2022 was $5.0 million and $11.7 million, respectively. The total grant-date fair value of options vested was $0.4 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.
The amount of cash received by the Company for the exercise of stock options was $0.5 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, there was $1.1 million of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.0 years.
Stock options granted generally have a maximum term of ten years from the grant date and generally vest over a period of four years with 25% vesting after one year and then monthly or quarterly thereafter for three years.
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
Stock Options Valuation Assumptions
The following table summarizes the valuation assumptions:

Year Ended December 31,
2023
Fair value of common stock	$6.54
Expected volatility	44.0%
Expected term (in years)	6.0
Risk-free interest rate	3.9%
Expected dividend yield	0%
The Company granted 420,000 stock options during the year ended December 31, 2023 and had no stock option grants during the year ended December 31, 2022.
Restricted Stock Units and Awards
The following table summarizes the restricted stock unit activities under the Company’s 2016 and 2021 Plan and the 2022 Inducement Plan:

	Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested—December 31, 2022	5,619,013	$7.24
Granted	2,914,948	$5.71
Vested	(2,048,939)	$6.86
Canceled	(752,072)	$7.47
Unvested—December 31, 2023	5,732,950	$6.56
The total grant-date fair value of restricted stock units vested was $15.0 million and $7.4 million during the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, there was $30.4 million of unamortized stock-based compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.7 years.
For RSUs granted under the 2016 Stock Plan, they contain both a service-based vesting condition and a performance-based vesting condition. The service-based vesting condition for these awards is generally satisfied by rendering continuous service for approximately four years, during which time the grants will vest periodically. The performance-based vesting condition of certain awards is satisfied in connection with the Company becoming a publicly listed company or a change in control.
For RSUs granted under the 2021 Stock Plan and 2022 Inducement Plan, they contain the service-based vesting condition for these awards and it is generally satisfied by rendering continuous service typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter.
Restricted Common Stock
In connection with the Semifore Acquisition (see Note 9), the Company issued 331,574 shares of common stock, out of which 96,715 shares of common stock vested on the first anniversary of the closing of the Acquisition. The remaining 234,859 shares of common stock remain unvested as of December 31, 2023 and will vest on the third anniversary of the closing of the Acquisition contingent on the continued employment of certain key employees. These shares had a grant date fair value of $1.3 million based on the closing stock price on the acquisition date. The Company will recognize total compensation cost of $1.3 million to be amortized on a straight-line basis over the total vesting period of three years. As of December 31, 2023, the total unamortized compensation cost was $0.9 million.

Stock-based Compensation
Stock-based compensation expense is recorded on a departmental basis, based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s consolidated statements of loss (in thousands):

	Year Ended December 31,
	2023	2022
Cost of revenue	$556	$562
Research and development	7,324	5,865
Sales and marketing	2,712	2,123
General and administrative	3,943	3,142
Total stock-based compensation	$14,535	$11,692
During the years ended December 31, 2023 and 2022, the Company recognized $0.4 million and zero, respectively as stock-based compensation expense for common stock issued as part of the Semifore Acquisition.
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
The license agreement provides Transchip the right to software licenses, services, software updates and technical support. On the closing date, the license agreement including the support and maintenance services to be provided to Transchip was valued to be $11.6 million, which was recorded as deferred income and will be recognized as other income (expense), net over a period of ten years on a straight line basis after delivery of the license. The license was delivered to Transchip on September 2, 2022. For the year ended December 31, 2023, the Company recognized income of $1.2 million for the license agreement.
Deconsolidation of Transchip as a subsidiary
Prior to closing of the Transchip transaction, Transchip was a wholly-owned subsidiary of the Company with limited operations. Upon closing of the Transchip transaction, the Company no longer has control, and therefore deconsolidated Transchip. Accordingly, the Company derecognized all the assets and liabilities of Transchip and recognized a disposal gain of $0.1 million, included in other income (expense), net in the consolidated statements of loss and comprehensive loss for the year ended December 31, 2022.
The Company’s ownership interest of Transchip’s registered capital was 35.0% on a fully diluted basis as of December 31, 2023. The Company accounts for its common stock investment in Transchip as an equity method investment as it does not control but has significant influence over operating and financing policies of Transchip. Transchip is the Company’s only equity method investment.
As of December 31, 2023, the carrying value of the investment in Transchip was $8.5 million. There was no significant difference between the Company’s carrying value of the investment in Transchip and its share of underlying equity in net assets of Transchip. The Company’s loss from its proportionate share of its equity method investment in Transchip was $3.4 million for the year ended December 31, 2023. The Company concluded that there were no indicators of impairment related to the Company’s equity method investment in Transchip as of December 31, 2023.

16. INCOME TAXES
For financial reporting purposes, loss before provision for income taxes, includes the following components (in thousands):

	Year Ended December 31,
	2023	2022
Domestic	$(30,191)	$(21,522)
Foreign	(5,001)	(6,282)
Loss before provision for income taxes	$(35,192)	$(27,804)
Provision for (benefit from) Income Taxes
The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$553	$1
State	2	25
Foreign	1,122	40
Total current	1,677	66
Deferred:
Federal	—	(435)
State	—	(48)
Foreign	—	—
Total Deferred tax	—	(483)
Provision for (benefit from) income taxes	$1,677	$(417)
Income tax provision (benefit) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax loss as follows:

	Year Ended December 31,
	2023	2022
U.S. Federal (provision) benefit
At Statutory Rate	21.0%	21.0%
State Taxes	1.3%	3.9%
Valuation Allowance	(20.9)%	(28.3)%
Foreign Tax Differential	(3.4)%	0.1%
Tax Credits	2.2%	6.3%
Stock Based Compensation	(3.6)%	(0.9)%
M&A Transaction Costs	0.0%	(0.4)%
Foreign Earnings and Adjustments	1.6%	(3.2)%
Foreign Withholding Tax	(1.6)%	(0.1)%
Other	(1.4)%	3.1%
Total	(4.8)%	1.5%

Deferred Tax Assets and Liabilities
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred Tax Assets:
Federal & State NOL carryforward	$1,337	$1,419
Research & Other credits	8,425	8,318
Capitalized R&D	12,821	3,812
Deferred revenue	9,838	9,148
Reserves and accruals	1,192	1,162
Stock-based compensation	1,387	1,481
Other intangibles	549	427
Lease liabilities	498	137
Total Gross Deferred tax asset	36,047	25,904
Less: Valuation allowance	(33,768)	(24,631)
Total Deferred tax assets	$2,279	$1,273
Deferred Tax Liabilities:
Other intangibles	$(417)	$(494)
Property and equipment	(903)	(517)
Prepaid expenses	(480)	(135)
Right-of-use assets	(479)	(127)
Total Gross Deferred tax liabilities	$(2,279)	$(1,273)
Net Deferred tax assets	$—	$—

The provisions of ASC Topic 740, Accounting for Income Taxes (ASC 740), require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended December 31, 2023 and 2022, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable. Accordingly, the Company determined that a full valuation allowance against its U.S. (federal and state), French and China deferred tax assets is appropriate. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During the years ended December 31, 2023 and 2022, the valuation allowance was $33.8 million and $24.6 million, respectively.
The valuation allowance increased by $9.1 million and $8.2 million during the years ended December 31, 2023 and 2022, respectively, primarily due to changes in the U.S. research and development tax credits, stock compensation deferred tax assets, and capitalized research and experimental expenses. The Company recorded an income tax benefit as a result of release of a portion of its valuation allowance for the year ended December 31, 2022 related to the acquisition of Semifore.
Net Operating Loss and Tax Credit Carryforwards
As of December 31, 2023, the Company had $5.0 million net operating loss carryforward for federal income tax purposes, all of which have an indefinite carryforward. The Company had a total state net operating loss carryforward of approximately $14.5 million, which will begin to expire in 2030. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.
The Company has federal research and development tax credits of approximately $5.0 million, which will begin to expire in 2035 and California research and development tax credits of approximately $3.9 million which can be carried forward indefinitely. These tax credits are subject to the same limitations discussed above.

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
The Company has the following activity relating to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$2,595	$3,111
Gross increases (decreases)—Tax Positions in Prior Periods	429	(921)
Gross increases—Tax Positions in Current Period	456	405
Ending balance	$3,480	$2,595
As of December 31, 2023, the total amount of gross unrecognized tax benefits was $3.5 million, of which $0.5 million, if recognized, would impact the Company’s effective tax rate.
The Company files federal and state income tax returns. For U.S. federal and state income tax purposes, the statute of limitations currently remains open for the years ending December 31, 2020 to present and December 31, 2019 to present, respectively. In addition, all of the net operating losses and research and development credit carryforwards since inception that could be utilized in future years may be subject to examination. There are currently no pending income tax examinations.
17. DEFINED CONTRIBUTION PLAN AND BENEFIT PLANS
The Company has a 401(k) plan to provide defined contribution retirement benefits for all of its US based employees. Employees may elect to contribute a portion of their pretax compensation to the 401(k) plan, subject to the U.S. Internal Revenue Service annual contribution limit. Employee contributions are fully vested at all times. For both the years ended December 31, 2023 and 2022, the Company contributed $0.8 million to the 401(k) plan.
The Company has two defined benefit pension plans (the Plans), and both Plans are outside the United States. One of the defined benefit plans was assumed as a result of the acquisition of Magillem during the year ended December 31, 2021. The Plans cover all employees of the Company’s French subsidiary in accordance with French regulations. The Plans are unfunded and accounted for under the credit method and is subject to an actuarial measurement of what the Company needs at the present time to cover the future pension liabilities, including expected future salary increases.
Components of the net periodic pension costs and changes in benefit obligations under the Plan were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Service costs	$110	$128
Interest costs	27	8
Prior service costs (credit)	(3)	—
Total net periodic pension cost	$134	$136

	As of December 31,
	2023	2022
Benefit obligation, beginning of year	$676	$820
Service costs	110	128
Interest costs	27	8
Prior service costs (credit)	(3)	—
Net actuarial (gain) loss	74	(235)
Foreign exchange (gain) loss	21	(45)
Benefit obligation, end of year, included as part of other liabilities	$905	$676
Weighted-average assumptions used to determine benefit obligations were as follows:

	As of December 31,
	2023	2022
Discount rate	3.12%	3.70%
Rate of compensation increase	3.00%	3.00%
18. RELATED PARTY TRANSACTIONS
The Company defines related parties as directors, executive officers, nominees for director, stockholders that have significant influence over the Company, or are a greater than 10% beneficial owner of the Company’s capital and their affiliates or immediate family members.
In November 2020, the Company entered into a lease agreement with Isabelle Geday, a member of the Board of Directors. The lease payments were $0.2 million for both the years ended December 31, 2023 and 2022, respectively. In addition, the Company signed a consulting agreement with Ms. Geday on December 1, 2021, which was subsequently assigned to Magillem Design Services S.A., effective January 10, 2022. Prior to signing the consulting agreement, Ms. Geday was paid as an executive employee of the Company from December 1, 2020 through November 30, 2021. As a consultant, Ms. Geday will provide services for an initial three-year term and is eligible to receive $26,445 per month for the first 12 months of the consulting term and $19,445 per month for the remaining 24 months of the consulting term. For the years ended December 31, 2023 and 2022, the Company paid Ms. Geday $0.2 million and $0.3 million for consulting services, respectively. Lastly, the 455,000 stock options and 62,200 RSUs granted in connection with Ms. Geday’s prior employment continue to vest.
In December 2022, the Company entered into a no-fee non-exclusive evaluation license agreement of Magillem products with Transchip. The evaluation was extended and is ongoing as of December 31, 2023. Commencing August 2023, Transchip is carrying out a no-fee evaluation of additional Company products. See Note 15 Equity Method Investment to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional discussion of the Company’s transactions with Transchip.
19. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s CODM, reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. The Company thus operates in one reportable segment which, as more fully described in Note 2, provides NoC interconnect semiconductor IP and SIA technology for a wide range of applications.
Refer to Note 2 for information about customers which account for more than 10% of total revenue. Refer to Note 3 for a summary of revenue by major product and service group.

The following table summarizes revenues by geographic area based on customer location (in thousands):

	Year Ended December 31,
	2023			2022
Americas	$19,237	35.9%	(1)	$20,697	41.1%	(1)
Asia Pacific	27,976	52.1	(2)	23,133	45.9	(2)
Europe, Middle East	6,453	12.0		6,548	13.0
	$53,666	100.0%		$50,378	100.0%
(1) United States	$18,543	34.6%		$20,489	40.7%
(1) Other Americas *	694	1.3%		208	0.4%
(2) China	16,696	31.1%		14,522	28.8%
(2) Korea	6,429	12.0%		#	#
(2) Other Asia Pacific*	4,851	9.0%		8,611	17.1%
* Other countries individually less than 10%
# Individually less than 10% and is included in the Other Asia Pacific amount and percentage for the year ended December 31, 2022

The following table summarizes property and equipment, net by geographic area (in thousands):

	As of December 31,
	2023		2022
United States	$4,671	81.3%	$2,746	75.9%
France	1,066	18.6%	857	23.7%
Other	8	0.1%	14	0.4%
	$5,745	100.0%	$3,617	100.0%

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
Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2023. This Annual Report does not include an attestation report by our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B. Other Information
(a) Not applicable
(b) Insider Trading Arrangements
On February 27, 2023 the Company adopted an insider trading policy governing the purchase, sale, and other dispositions of its securities by directors, senior management, and employees.
On November 10, 2023, Wayne Cantwell, Director, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) and originally adopted on March 6, 2023 for the sale of up to 71,161 shares of the Company’s common stock until June 30, 2024.
On November 13, 2023, Antonio Viana, Director, as the trustee of Viana Family Trust, adopted a Rule 10b5-1 trading arrangement of Viana Family Trust that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 227,777 shares of the Company’s common stock until April 30, 2025.
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

The remaining information required by this item, including information about our Directors, Executive Officers and Audit Committee, is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
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

(c) Exhibits
The following documents are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT	Form	Exhibit	Filing Date	FILED HEREWITH
3.1	Amended and Restated Certificate of Incorporation of Arteris, Inc.	8-K	3.1	10-29-2021
3.2	Amended and Restated Bylaws of Arteris, Inc.	8-K	3.2	10-29-2021
4.1	Specimen Stock Certificate evidencing the shares of common stock.	S-1/A	4.1	10-18-2021
10.1	Investors’ Rights Agreement, dated February 5, 2016, by and among Arteris, Inc. and the investors listed therein.	S-1	10.1	10-01-2021
10.2	Amended and Restated Business Financing Agreement, by and between Arteris, Inc. and Western Alliance Bank dated as of December 16, 2020.	S-1	10.2	10-01-2021
10.3†	License Agreement, dated as of October 11, 2013, by and between Arteris, Inc. and Qualcomm Technologies, Inc.	S-1	10.3	10-01-2021
10.4†	Asset Purchase Agreement, dated as of October 9, 2013, by and among Qualcomm Technologies, Inc., Qualcomm France SARL, Arteris Holdings, Inc., Arteris, Inc. and Arteris, SAS	S-1	10.4	10-01-2021
10.5#	Employment Agreement, by and between Arteris, Inc. and K. Charles Janac.	S-1	10.6	10-01-2021
10.6#	Employment Agreement, by and between Arteris IP SAS and Isabelle Geday.	S-1	10.1	10-01-2021
10.7#	Arteris, Inc. 2016 Equity Incentive Plan and related form agreements, as amended.	S-8	99.1(a)	11-01-2021
10.8#	Arteris, Inc. 2016 Equity Incentive Plan for the Grant of Restricted Stock Unit Awards to Employees in France.	S-1	10.12	10-01-2021
10.9#	2021 Incentive Award Plan.	S-8	99.2(a)	11-01-2021
10.10#	Form of Stock Option Award Agreement under Arteris, Inc. 2021 Incentive Award Plan.	S-1/A	10.14	10-18-2021
10.11#	Form of Restricted Stock Unit Award Agreement under Arteris, Inc. 2021 Incentive Award Plan	S-1/A	10.15	10-18-2021
10.12#	2021 Employee Stock Purchase Plan	S-8	99.3	11-01-2021
10.13#	Form of Executive Change in Control Severance Agreement	S-1/A	10.17	10-18-2021
10.14#	Arteris, Inc. Non-Employee Director Compensation Policy.	S-1/A	10.18	10-18-2021
10.15#	Form of Indemnification Agreement between Arteris, Inc. and its directors and officers.	S-1/A	10.19	10-18-2021
10.16#	Amended and Restated Project Assignment 1 to Independent Contractor Services Agreement	8-K	10.1	12-10-2021

EXHIBIT NO.	DESCRIPTION OF EXHIBIT	Form	Exhibit	Filing Date	FILED HEREWITH
10.17#	Contractor’s Assignment of Independent Contractor Services Agreement as Amended, from Isabelle Geday to Magillem Design Services S.A., effective as of January 10, 2022	10-K	10.21	03-07-2022
10.18	Transchip Share Purchase and Shareholders Agreement, dated February 21, 2022	10-Q	10.1	05-10-2022
10.19	Transchip Share Purchase and Shareholders Agreement, dated September 15, 2022	10-Q	10.1	11-08-2022
10.20#	2022 Employment Inducement Award Plan	10-Q	10.2	11-08-2022
10.21#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Employment Inducement Award Plan	10-Q	10.3	11-08-2022
10.22#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Employment Inducement Award Plan	10-Q	10.4	11-08-2022
21.1	Subsidiaries of Arteris, Inc.				X
23.1	Consent of Deloitte & Touche LLP				X
23.2	Consent of Moss Adams LLP.				X
24.1	Power of Attorney (included on signature page).				X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).				X
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, Arteris, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Campbell, California, on this 20th day of February, 2024.

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

SIGNATURE	TITLE	DATE
/s/ K. Charles Janac	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	February 20, 2024
K. Charles Janac
/s/ Nicholas B. Hawkins	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2024
Nicholas B. Hawkins
/s/ Wayne C. Cantwell	Director	February 20, 2024
Wayne C. Cantwell
/s/ Claudia Fan Munce	Director	February 20, 2024
Claudia Fan Munce
/s/ Raman K. Chitkara	Director	February 20, 2024
Raman K. Chitkara
/s/ Isabelle F. Geday	Director	February 20, 2024
Isabelle F. Geday
/s/ S. Atiq Raza	Director	February 20, 2024
S. Atiq Raza
/s/ Antonio J. Viana	Director	February 20, 2024
Antonio J. Viana