Form 10-Q
period 2024-03-31
Arteris, Inc.
filed 2024-05-02
CIK 1667011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of April 25, 2024, there were 38,479,122 shares of the registrant’s common stock outstanding.

Part I - Financial Information
Item 1. Financial Statements
Arteris, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	As of
	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$26,119	$13,696
Short-term investments (Note 5)	18,695	27,477
Accounts receivable, net of allowance of $93 as of both March 31, 2024 and December 31, 2023	12,265	12,003
Prepaid expenses and other current assets	4,718	5,254
Total current assets	61,797	58,430
Property and equipment, net	5,244	5,745
Long-term investments (Note 5)	8,602	11,802
Equity method investment	7,741	8,500
Operating lease right-of-use assets	4,060	4,289
Intangibles, net	3,662	3,858
Goodwill	4,178	4,178
Other assets	6,070	5,999
TOTAL ASSETS	$101,354	$102,801
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$754	$183
Accrued expenses and other current liabilities	12,659	11,831
Operating lease liabilities, current	858	781
Deferred revenue, current	33,558	31,537
Vendor financing arrangements, current	1,987	2,070
Total current liabilities	49,816	46,402
Deferred revenue, noncurrent	26,559	25,172
Operating lease liabilities, noncurrent	3,333	3,610
Vendor financing arrangements, noncurrent	1,094	1,292
Deferred income, noncurrent	8,520	8,810
Other liabilities	2,486	2,412
Total liabilities	91,808	87,698
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, par value of $0.001 - 10,000,000 shares authorized as of both March 31, 2024 and December 31, 2023; no shares issued and outstanding as of both March 31, 2024 and December 31, 2023	—	—
Common stock, par value of $0.001 - 300,000,000 shares authorized as of both March 31, 2024 and December 31, 2023; 38,291,425 and 37,518,583 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	38	37
Additional paid-in capital	122,104	118,193
Accumulated other comprehensive income	54	120
Accumulated deficit	(112,650)	(103,247)
Total stockholders' equity	9,546	15,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$101,354	$102,801
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue
Licensing, support and maintenance	$11,739	$11,844
Variable royalties and other	1,208	1,310
Total revenue	12,947	13,154
Cost of revenue	1,468	1,124
Gross profit	11,479	12,030
Operating expenses:
Research and development	10,835	11,381
Sales and marketing	5,456	5,005
General and administrative	4,322	4,401
Total operating expenses	20,613	20,787
Loss from operations	(9,134)	(8,757)
Interest expense	(76)	(32)
Other income (expense), net	936	908
Loss before income taxes and loss from equity method investment	(8,274)	(7,881)
Loss from equity method investment, net of tax	759	834
Provision for income taxes	370	295
Net loss	$(9,403)	$(9,010)

Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.26)
Weighted average shares used in computing per share amounts, basic and diluted	37,709,058	34,597,839
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Net loss	$(9,403)	$(9,010)
Other comprehensive loss:
Unrealized (losses) gains on available-for-sale securities, net of tax	(66)	11
Comprehensive loss	$(9,469)	$(8,999)
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—December 31, 2023	37,518,583	$37	$118,193	$120	$(103,247)	$15,103
Issuance of common stock upon exercise of stock options	246,692	—	255	—	—	255
Issuance of common stock for settlement of Restricted Stock Units (RSUs)	526,150	1	(1)	—	—	—
Stock-based compensation expense	—	—	3,657	—	—	3,657
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	(9,403)	(9,403)
BALANCE—March 31, 2024	38,291,425	$38	$122,104	$54	$(112,650)	$9,546

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—December 31, 2022	34,625,875	$34	$103,778	$101	$(66,378)	$37,535
Issuance of common stock upon exercise of stock options	397,697	1	260	—	—	261
Issuance of common stock for settlement of RSUs	277,149	—	—	—	—	—
Tax withholding on RSUs settlement	(2,498)	—	(14)	—	—	(14)
Stock-based compensation expense	—	—	2,985	—	—	2,985
Unrealized gains on available-for-sale securities, net of tax	—	—	—	11	—	11
Net loss	—	—	—	—	(9,010)	(9,010)
BALANCE—March 31, 2023	35,298,223	$35	$107,009	$112	$(75,388)	$31,768
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,403)	$(9,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	833	601
Stock-based compensation	3,657	2,985
Amortization of deferred income	(294)	(291)
Loss from equity method investment	759	834
Net accretion of discounts on available-for-sale securities	(181)	(259)
Other, net	31	27
Changes in operating assets and liabilities:
Accounts receivable, net	(262)	(2,607)
Prepaid expenses and other assets	479	364
Accounts payable	546	555
Accrued expenses and other liabilities	904	(974)
Deferred revenue	3,408	(614)
Net cash provided by (used in) operating activities	477	(8,389)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(196)	(120)
Purchases of available-for-sale securities and other	(3,421)	(4,909)
Proceeds from maturities of available-for-sale securities and other	15,519	5,450
Net cash provided by investing activities	11,902	421
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of contingent consideration for business combination	—	(1,000)
Principal payments under vendor financing arrangements	(197)	(192)
Proceeds from exercise of stock options	241	256
Payments to tax authorities for shares withheld from employees	—	(14)
Net cash provided by (used in) financing activities	44	(950)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	12,423	(8,918)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	14,084	37,423
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$26,507	$28,505

Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$26,119	$28,505
Restricted cash, noncurrent	388	—
Cash, cash equivalents and restricted cash at end of period	$26,507	$28,505

Noncash activities:
Operating lease right-of-use assets, exchanged for lease obligations	$—	$297
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
2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 and the related notes included in the Company’s Form 10-K filed on February 20, 2024 (2023 Form 10-K) with the U.S. Securities and Exchange Commission (SEC). The December 31, 2023 condensed consolidated balance sheet was derived from the audited consolidated financial statements as of that date. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the unaudited condensed consolidated financial statements.
The operating results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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

Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. The Company’s cash equivalents include deposits in money market accounts which were unrestricted as to withdrawal or use and are stated at fair value. As of March 31, 2024, cash and cash equivalents consisted primarily of checking, savings, money market accounts and highly liquid investments with original maturities of three months or less. Interest earned on cash and cash equivalents is included in other income (expense), net in the unaudited consolidated statements of loss.

As of both March 31, 2024 and December 31, 2023, the Company’s long-term restricted cash balance was $0.4 million, primarily related to a letter of credit for its facility lease agreement. Restricted cash, noncurrent is included in other assets on the unaudited condensed consolidated balance sheets.
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
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	As of
	March 31, 2024	December 31, 2023
Customer A	30%	—%
Customer B	16%	15%
Customer C	*	26%
* Customer accounted for less than 10% of total accounts receivable at period end.
Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended March 31,
	2024	2023
Customer B	14%	10%
Customer D	*	11%
* Customer accounted for less than 10% of total revenue during the period.
Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2024 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2023.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements
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
3.    REVENUE
Disaggregated Revenue
The following table shows revenue by product and services groups (in thousands):

	Three Months Ended March 31,
	2024	2023
Licensing, support and maintenance	$11,739	$11,844
Variable royalties	818	1,290
Other	390	20
Total	$12,947	$13,154
Contract Balances
The following table provides information about accounts receivable, net, contract assets and deferred revenue (in thousands):

	As of
	March 31, 2024	December 31, 2023
Accounts receivable, net	$12,265	$12,003
Contract assets, current portion	$243	$312
Contract assets, noncurrent portion	$297	$566
Deferred revenue	$60,117	$56,709
During the three months ended March 31, 2024 and 2023, the Company recognized revenue of $10.7 million and $8.6 million, respectively, that was included in the deferred revenue balance at the beginning of the respective periods. Contract assets, current, and contract assets, noncurrent are included in prepaid expenses and other current assets and other assets, respectively, on the unaudited condensed consolidated balance sheets.
As of March 31, 2024, non-cancelable contracted but unsatisfied or partially satisfied performance obligations that have not yet been recognized is $73.6 million which includes deferred revenue, amounts that will be invoiced and recognized as revenues in future periods and Flexible Spending Accounts (FSA) commitments, from customers where actual product selection and quantities of specific products are to be determined by customers at a future period. The Company expects to recognize $36.9 million of this balance over the next 12 months and the remainder thereafter. FSA commitments amounted to $5.5 million and $6.2 million as of March 31, 2024 and December 31, 2023, respectively. The Company has elected to exclude the potential future royalty receipts from these amounts.

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

	As of
	March 31, 2024	December 31, 2023
Short-term commission capitalized in prepaid expenses and other current assets	$2,300	$2,408
Long-term commission capitalized in other assets	1,314	1,353
Total	$3,614	$3,761
Amortization of capitalized sales commissions was $0.9 million for both the three months ended March 31, 2024 and 2023, and are included in sales and marketing expense in the unaudited condensed consolidated statements of loss.
4.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(9,403)	$(9,010)
Denominator:
Weighted-average shares outstanding, basic and diluted	37,709,058	34,597,839
Net loss per share, basic and diluted	$(0.25)	$(0.26)
Since the Company was in a loss position for all periods presented, the diluted earnings per share is equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.
The following table summarizes the potentially dilutive securities that were excluded from the calculation of diluted earnings per share because they would be anti-dilutive:

	As of
	March 31, 2024	March 31, 2023
Stock options	2,600,072	3,075,452
Restricted stock units	5,877,561	6,143,289
Restricted common shares issued for business combination	234,859	331,574
Total	8,712,492	9,550,315

5.    INVESTMENTS
The following tables summarize the fair value and amortized cost of the Company’s cash equivalents and available-for-sale securities by major security type (in thousands):

	As of March 31, 2024
	Amortized Cost	Unrealized Losses	Aggregate Fair Value
Assets:
U.S. government agency securities	$16,519	$(12)	$16,507
U.S. treasury securities	13,659	(3)	13,656
Money market funds	12,226	—	12,226
Corporate bonds	5,647	(6)	5,641
Commercial paper	1,449	(4)	1,445
Total financial assets	$49,500	$(25)	$49,475

	As of December 31, 2023
	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value
Assets:
U.S. government agency securities	$19,461	$29	$19,490
U.S. treasury securities	10,630	3	10,633
Money market funds	8,026	—	8,026
Corporate bonds	5,649	9	5,658
Certificate of deposit	5,000	—	5,000
Commercial paper	990	(1)	989
Total financial assets	$49,756	$40	$49,796
The maturity dates of the Company’s investments are as follows (in thousands):

March 31, 2024
Less than one year	$40,873
1-2 years	8,602
Total	$49,475
As of March 31, 2024 and December 31, 2023, securities with a fair value of $1.7 million and $3.7 million, respectively, were in a continuous net unrealized loss position for more than 12 months. As of both March 31, 2024 and December 31, 2023, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor does it foresee or project that it will be required to sell those investments before recovery of their amortized costs basis, which may be at maturity. Thus, as of both March 31, 2024 and December 31, 2023 no allowance for credit losses or impairment losses for the Company’s investments were recorded.
6.    FAIR VALUE MEASUREMENTS
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Equity method investments, and certain non-financial assets, such as intangible assets are remeasured at fair value only if an impairment or observable price adjustment is recognized in the current period.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include vendor financing arrangements. The carrying value of the vendor financing agreements was $3.1 million and $3.4 million as of March 31, 2024 and December 31, 2023, respectively. The Company’s vendor financing arrangements are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon the Company’s incremental borrowing rate. The estimated fair values of these financial instruments approximate their carrying values.

Financial Instruments Recorded at Fair Value on a Recurring Basis
The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of
	March 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$12,226	$—	$—	$12,226
U.S. treasury securities	—	9,952	—	9,952
Total cash equivalents	12,226	9,952	—	22,178
Short-term investments:
Commercial paper	—	1,445	—	1,445
Corporate bonds	—	3,408	—	3,408
U.S. government agency securities	—	10,138	—	10,138
U.S. treasury securities	—	3,704	—	3,704
Total short-term investments	—	18,695	—	18,695
Long-term investments:
Corporate bonds	—	2,233	—	2,233
U.S. government agency securities	—	6,369	—	6,369
Total long-term investments	—	8,602	—	8,602
Total financial assets	$12,226	$37,249	$—	$49,475

	As of
	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$8,026	$—	$—	$8,026
U.S. treasury securities	—	2,491	—	2,491
Total cash equivalents	8,026	2,491	—	10,517
Short-term investments:
Certificate of deposit	—	5,000	—	5,000
Commercial paper	—	989	—	989
Corporate bonds	—	3,696	—	3,696
U.S. government agency securities	—	9,650	—	9,650
U.S. treasury securities	—	8,142	—	8,142
Total short-term investments	—	27,477	—	27,477
Long-term investments:
Corporate bonds	—	1,962	—	1,962
U.S. government agency securities	—	9,840	—	9,840
Total long-term investments	—	11,802	—	11,802
Total financial assets	$8,026	$41,770	$—	$49,796
Money market funds are highly liquid investments and are actively traded. The fair value is based on quoted prices for identical assets in active markets and therefore classified as Level 1 of the fair value hierarchy.
The Company’s other investments are considered Level 2 financial instruments as their fair values are determined using inputs that are directly or indirectly observable in active or less active markets. There were no transfers between levels during the three months ended March 31, 2024.

7.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets, net
Intangible assets, net consisted of the following as of March 31, 2024 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$3,090	$(1,382)	$1,708
Customer relationships	1,830	(572)	1,258
IPR&D	500	—	500
Trade name and other	200	(4)	196
Total intangibles	$5,620	$(1,958)	$3,662
Intangible assets, net consisted of the following as of December 31, 2023 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$3,090	$(1,247)	$1,843
Customer relationships	1,830	(515)	1,315
IPR&D	500	—	500
Trade name and other	200	—	200
Total intangibles	$5,620	$(1,762)	$3,858
Amortization expense of intangible assets was $0.2 million for both the three months ended March 31, 2024 and 2023.
The expected future amortization expense of these intangible assets as of March 31, 2024 is as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2024	$588
2025	756
2026	444
2027	427
2028	416
Thereafter	381
Total future amortization expense	$3,012
Goodwill
As of both March 31, 2024 and December 31, 2023, goodwill was $4.2 million. No goodwill impairments were recorded during the three months ended March 31, 2024 and 2023.
8.    LEASES
The Company leases its offices at various locations under noncancelable operating lease agreements expiring at various dates through 2032. Under the terms of these agreements, the Company also bears the costs for certain insurance, property tax, and maintenance. The terms of certain lease agreements provide for increasing rental payments at fixed intervals.

Total operating lease related costs were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$324	$274
Short-term lease cost	4	79
Total lease cost	$328	$353
The weighted-average remaining term of the Company’s operating leases was 4.6 years and 4.8 years as of March 31, 2024 and December 31, 2023, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 10.0% as of both March 31, 2024 and December 31, 2023. Cash payments made related to operating lease liabilities were $0.2 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.
Maturities of operating lease liabilities as of March 31, 2024 were as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2024	$919
2025	1,104
2026	1,058
2027	1,074
2028	829
Thereafter	254
Total undiscounted cash flows	5,238
Less: imputed interest	(1,047)
Present value of lease liabilities	$4,191

Operating lease liabilities, current	$858
Operating lease liabilities, non-current	3,333
Total lease liabilities	$4,191
9.    BORROWINGS
Vendor financing arrangements—The Company has various vendor financing arrangements with extended payment terms on the purchase of software licenses and equipment. In order to determine the present value of the commitments, the Company used an imputed interest rate of 10.0%, which is an estimate based on the Company’s collateralized borrowing rate.
Expected cash flows related to vendor financing arrangements as of March 31, 2024 were as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2024	$1,715
2025	1,089
2026	545
Total undiscounted cash flows	3,349
Less: Imputed interest	(267)
Present value of vendor financing arrangements	$3,082

Vendor financing arrangements, current	$1,987
Vendor financing arrangements, noncurrent	1,095
$3,082
Interest expense from vendor financing arrangements was $0.1 million for both the three months ended March 31, 2024 and 2023.

10.    COMMITMENTS AND CONTINGENCIES
Letter of Credit—In conjunction with the execution of the operating lease for the Company’s new headquarter facility, a letter of credit in the amount of $0.4 million was issued and outstanding as of both March 31, 2024 and December 31, 2023. No draws have been made under such letter of credit.

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
The Company has incurred no actual payment obligations from these above-noted indemnification provisions and director and officer indemnity agreements for three months ended March 31, 2024 and 2023 and the unaudited condensed consolidated financial statements do not include liabilities for any potential indemnity-related obligations as of March 31, 2024 and December 31, 2023.
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
In December 2022, the Company received notice of a complaint filed against the Company and another defendant in the semiconductor industry, by Network System Technologies, LLC in the United States District Court for the Western District of Texas, and additional complaints were filed in the Eastern District of Texas against certain companies, including some customers of the Company, asserting among other things patent infringement relating to the Company’s technology seeking damages and injunctive relief. The Company filed a Motion to Dismiss the indirect and willful infringement claims in the Amended Complaint on September 5, 2023 and claim construction hearings, the results of which are pending, in the Western District of Texas. These complaints and claims are complex in subject matter, multiple in number, in varying stages among the courts in which complaints were filed and indeterminate as to the amount of damages sought. The Company continues to vigorously defend itself in respect to these complaints and anticipates an increase in legal expenses to do so.
Due to the inherent uncertainties and complex technical issues arising from such intellectual property litigation, the Company cannot predict or guarantee any result of such intellectual property litigation. As with any such litigation of this complexity, the Company cannot comment on the possible final litigation results of ongoing litigation or the risk whether the Company may not prevail in such intellectual property litigation. In addition, such litigation may make it necessary to support or defend the Company or the Company’s customers relating to the claims in the litigation.
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
The Company has no material contractual noncancelable commitments as of both March 31, 2024 and December 31, 2023.
11.     STOCK-BASED COMPENSATION
Stock-based compensation expense is recorded on a departmental basis, based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s unaudited condensed consolidated statements of loss (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$189	$83
Research and development	1,608	1,429
Sales and marketing	723	685
General and administrative	1,137	788
Total stock-based compensation	$3,657	$2,985
12. INCOME TAXES
The Company’s effective tax rate was (4.1)% and (3.4)% for the three months ended March 31, 2024 and 2023, respectively. The Company’s income tax provision was $0.4 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. The change in forecasted foreign withholding tax, changes in the geographic mix of worldwide earnings which are taxed at different rates, and the impact of losses in jurisdictions with full valuation allowances, has resulted in an increase in the income tax provision for the period ended March 31, 2024 compared to the period ended March 31, 2023.
The Company’s management continuously evaluates the need for a valuation allowance and, as of March 31, 2024, concluded that a full valuation allowance on its federal, state, and certain foreign jurisdictions deferred tax assets was still appropriate.
As of March 31, 2024 and 2023, the Company’s gross liability for unrecognized tax benefits was $3.5 million and $2.6 million, respectively. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2024 and 2023, the Company had no accrued interest or penalties related to its unrecognized tax benefits. If any unrecognized tax benefits are realized, it would not result in any income tax benefit as the Company currently has a full valuation allowance against the deferred tax assets in which there is currently an uncertain tax benefit.

13. RELATED PARTY TRANSACTIONS
The Company defines related parties as directors, executive officers, nominees for director, stockholders that have significant influence over the Company, or are a greater than 10% beneficial owner of the Company’s capital and their affiliates or immediate family members.
In November 2020, the Company entered into a lease agreement with Isabelle Geday, a member of the Board of Directors. The lease payments were less than $0.1 million for both the three months ended March 31, 2024 and 2023. In addition, the Company signed a consulting agreement with Ms. Geday on December 1, 2021, which was subsequently assigned to Magillem Design Services S.A., effective January 10, 2022. Prior to signing the consulting agreement, Ms. Geday was paid as an executive employee of the Company from December 1, 2020 through November 30, 2021. As a consultant, Ms. Geday will provide services for an initial three-year term and is eligible to receive $26,445 per month for the first 12 months of the consulting term and $19,445 per month for the remaining 24 months of the consulting term. For both the three months ended March 31, 2024 and 2023, the Company paid Ms. Geday $0.1 million for consulting services. Lastly, the 455,000 stock options and 62,200 RSUs granted in connection with Ms. Geday’s prior employment continue to vest.
In December 2022, the Company entered into a no-fee non-exclusive evaluation license agreement of Magillem products with Transchip Technology (Nanjing) Co., Ltd. (Transchip), an equity method investee. The evaluation was extended and is ongoing as of March 31, 2024. Commencing August 2023, Transchip is carrying out a no-fee evaluation of additional Company products. Refer to Note 15 in the 2023 Form 10-K for additional discussion of the Company’s transactions with Transchip.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included under Part I, Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2023 included in the 2023 Form 10-K. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the heading “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully read the “Risk Factors” section of this Quarterly Report on Form 10-Q to gain an understanding of the important factors that could cause actual results to differ materially from forward-looking statements. Please also see the section under the heading “Cautionary Note Regarding Forward-Looking Statements” in the 2023 Form 10-K.
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
As of March 31, 2024, we had 255 full-time employees and offices in eight locations in the United States, France, China, South Korea and Japan. For the three months ended March 31, 2024, we generated revenue of $12.9 million, net loss of $9.4 million, and net loss per share, basic and diluted of $0.25. As of March 31, 2024, we had Annual Contract Value (as defined below) of $53.5 million. During the three months ended March 31, 2024, we had 21 Confirmed Design Starts (as defined below).

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
Terms of our Agreements with Customers
Our revenue from period to period can be impacted by the terms of the agreements we enter into with our customers. For example, in recent periods we have made certain changes to SIA agreements that result in the ratable recognition of the related license revenue over the contract term. As a result of how these contracts are structured and the revenue is recognized, our revenue in the three months ended March 31, 2024 may not be comparable to future periods if we do not enter into similar contractual agreements. Further, a meaningful percentage of our revenue is generated through royalty payments. Because the time between a new license agreement win and the customer’s end product being sold can be substantial, with sales of the end product being subject to a number of factors outside our control, our revenue from royalties is difficult to predict. As a result of the foregoing, revenue may fluctuate significantly from period to period and any increase or decrease in such revenue may not be indicative of future period-to-period increases or decreases.

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
Impact of Operating Globally
We believe our products’ global footprint provides us with the opportunity to enter new markets and accelerate our growth. For the three months ended March 31, 2024, 65.7% of our revenue was derived from sales to customers outside of the United States and 30.5% of our revenue was derived from customers located in China, respectively. For 2023, 65.4% of our revenue was derived from sales to customers outside of the United States and 31.1% of our revenue was derived from customers located in China. While we believe operating internationally has beneficially impacted our results of operations, we are subject to inherent risks attributed to operating in a global economy. Further, our international operations have been, and may in the future continue to be, subject to restrictive government regulations. For example, U.S. export regulations, including regulations announced October 7, 2022 and further amended effective November 17, 2023, that impose broad end-use and other restrictions on doing business with certain customers and facilities in China that develop or produce semiconductor chips or manufacturing equipment, may limit or adversely impact our ability to license or support our products to entities in or doing business with certain advanced AI or “supercomputer” design companies, foundries and manufacturers of assemblies and components in China. As a result of these restrictions, our customers may experience changes to or delays in their design projects, and we may face challenges to maintain our revenue and/or our revenue may decrease.
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

COVID-19 Impact
The duration and extent of the COVID-19 pandemic already had an adverse effect on the global economy and the lasting effects of the pandemic continue to be unknown. In response to the COVID-19 pandemic, the measures implemented by various authorities have caused us to change our business practices, including those related to where employees work, the distance between employees in our facilities, limitations on in-person meetings between employees and with customers, suppliers, service providers and stakeholders, as well as restrictions on business travel to domestic and international locations and to attend trade shows, technical conferences and other events. Although we have experienced, and may continue to experience, some impact on certain parts of our business as a result of governmental restrictions and other measures to mitigate the spread of COVID-19, our results of operations, cash flows and financial condition were not materially adversely impacted the three months ended March 31, 2024.
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
Annual Contract Value
We define Annual Contract Value (ACV) for an individual customer agreement as the total fixed fees under the agreement divided by the number of years in the agreement term. Our total ACV is the aggregate ACVs for all our customers as measured at a given point in time. Total fixed fees include licensing, support and maintenance and other fixed fees under IP licensing or software licensing agreements but exclude variable revenue derived from licensing agreements with customers, particularly royalties. ACV was $53.5 million and $51.4 million as of March 31, 2024 and 2023, respectively. In addition, total ACV and trailing-twelve-months variable royalties and other revenue was $58.2 million and $54.8 million as of March 31, 2024 and March 31, 2023, respectively. We monitor ACV to measure our success and believe the increase in the number shows our progress in expanding our customers’ adoption of our platform. We believe ACV provides investors with useful information to assess the strength and trajectory of our business as growth demonstrates the expansion of customer adoption of our platform. ACV fluctuates due to a number of factors, including the timing, duration and dollar amount of customer contracts.
Active Customers
We define Active Customers as customers who have entered into a license agreement with us that remains in effect. The retention and expansion of our relationships with existing customers are key indicators of our revenue potential. We added one and six net new Active Customers during the three months ended March 31, 2024 and 2023, respectively.

Confirmed Design Starts
We define Confirmed Design Starts as when customers confirm their commencement of new semiconductor designs using our interconnect IP and notify us. Confirmed Design Starts is a metric management uses to assess the activity level of our customers in terms of the number of new semiconductor designs that are started using our interconnect IP in a given period. Our interconnect IP and NoC interface IP customer base contributed to a total of 21 and 22 design starts during the three months ended March 31, 2024 and 2023, respectively. We believe that the number of Confirmed Design Starts is an important indicator of the growth of our business and future royalty revenue trends.
Remaining Performance Obligations
We define Remaining Performance Obligations (RPO) as the amount of contracted future revenue that has not yet been recognized, including deferred revenue, billed and unbilled cancelable and non-cancelable contracted amounts.
The RPO amount is intended to provide visibility into future revenue streams. We expect RPO to fluctuate up or down from period to period for several reasons, including amounts, timing, and duration of customer contracts, as well as the timing of billing cycles for each contract. Our RPO was $74.7 million and $57.3 million as of March 31, 2024 and 2023, respectively.
Components of Our Results of Operations
Revenue: Our revenue is primarily derived from licensing intellectual property, licensing software, support and maintenance services, professional services, training services, and royalties. Our agreements often include other service elements including training and professional services which were immaterial for the three months ended March 31, 2024 and 2023, respectively.
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

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Total revenue	$12,947	$13,154
Cost of revenue (1)	1,468	1,124
Gross profit	11,479	12,030
Operating expenses:
Research and development (1)	10,835	11,381
Sales and marketing (1)	5,456	5,005
General and administrative (1)	4,322	4,401
Total operating expenses	20,613	20,787
Loss from operations	(9,134)	(8,757)
Interest expense	(76)	(32)
Other income (expense), net	936	908
Loss before income taxes and loss from equity method investment	(8,274)	(7,881)
Loss from equity method investment, net of tax	759	834
Provision for income taxes	370	295
Net loss	$(9,403)	$(9,010)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Cost of revenue	$189	$83
Research and development	1,608	1,429
Sales and marketing	723	685
General and administrative	1,137	788
Total stock-based compensation	$3,657	$2,985

The following table summarizes our results of operations as a percentage of total revenue for each of the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
	(as a percentage of total revenue)
Total revenue	100%	100%
Cost of revenue	11	9
Gross profit	89	91
Operating expenses:
Research and development	84	87
Sales and marketing	42	38
General and administrative	33	33
Total operating expenses	159	158
Loss from operations	(70)	(67)
Interest expense	(1)	—
Other income (expense), net	7	7
Loss before income taxes and loss from equity method investment	(64)	(60)
Loss from equity method investment, net of tax	6	6
Provision for income taxes	3	2
Net loss	(73)%	(68)%
Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Licensing, support and maintenance	$11,739	$11,844	$(105)	(1)%
Variable royalties	818	1,290	(472)	(37)%
Other	390	20	370	*
Total	$12,947	$13,154	$(207)	(2)%
*Not meaningful
Revenue from licensing, support and maintenance remained relatively flat for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The change in variable royalty revenue was due to a temporary decrease in volume from a certain large customer in the first quarter of 2024. Other revenue increased due to timing of completion of professional services.
Cost of revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Cost of revenue	$1,468	$1,124	$344	31%
Cost of revenue increased $0.3 million or 31%, to $1.5 million for the three months ended March 31, 2024 from $1.1 million for the three months ended March 31, 2023. The increase in cost of revenue during the three months ended March 31, 2024 was primarily due to higher FAE employee-related expenses.

Operating expenses

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Research and development	$10,835	$11,381	$(546)	(5)%
Sales and marketing	5,456	5,005	451	9%
General and administrative	4,322	4,401	(79)	(2)%
Total operating expenses	$20,613	$20,787	$(174)	(1)%
Research and development expenses
R&D expenses decreased, $0.5 million, or 5%, to $10.8 million for the three months ended March 31, 2024 from $11.4 million for the three months ended March 31, 2023. The decrease in R&D expenses was primarily due to $0.4 million of grants to our subsidiary in France for R&D projects.
Sales and marketing expenses
S&M expenses increased, $0.5 million, or 9%, to $5.5 million for the three months ended March 31, 2024 from $5.0 million for the three months ended March 31, 2023. The increase in S&M expenses was primarily due to higher employee-related costs of $0.4 million mainly driven by increased headcount to support growth of our business. We also incurred company-wide event costs of $0.3 million primarily due to an in-person sales event that was held in the second quarter of 2023, partially offset by a decrease in professional fees of $0.1 million.
General and administrative expenses
G&A expenses remained relatively flat for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Interest expense

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Interest expense	$(76)	$(32)	$(44)	138%
Interest expense remained relatively flat for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Other income (expense), net

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Other income (expense), net	$936	$908	$28	3%
Other income (expense), net remained relatively flat for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Loss from equity method investment

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Loss from equity method investment	$759	$834	$(75)	(9)%
Loss from equity method investment remained relatively flat for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Such losses are expected to continue in the near future.
Provision for income taxes

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Provision for income taxes	$370	$295	$75	25%
The provision for income taxes was $0.4 million for the three months ended March 31, 2024 compared to $0.3 million for the three months ended March 31, 2023. The increase in our income tax expense was due to a change in the forecasted geographic mix of worldwide earnings which are taxed at different statutory tax rates, the impact of losses in jurisdictions which have full valuation allowances, and changes in current year foreign withholding taxes. Foreign withholding taxes are generally assessed on gross revenue generated, rather than pre-tax income, in certain countries in which the Company does not file an income tax return.
Liquidity and Capital Resources
Since inception, we have financed operations primarily from payments received from our customers, the net proceeds from the sale of our common stock in the IPO as well as the net proceeds from the private issuance of our convertible preferred stock and common stock. As of March 31, 2024, we had $44.8 million in cash and cash equivalents and short-term investments of which $1.9 million was held by our foreign subsidiaries.
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
Cash Flows
The following table summarizes changes in our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$477	$(8,389)
Net cash provided by investing activities	$11,902	$421
Net cash provided by (used in) financing activities	$44	$(950)

Operating Activities
Cash flows from operating activities may vary significantly from period to period depending on a variety of factors including the timing of our receipts and payments. Our ongoing cash outflows from operating activities primarily relate to payroll-related costs, payments for professional services, obligations under our property leases and design tool licenses. Our primary source of cash inflows is receipts from our customers. The timing of receipts of accounts receivable from customers is based upon the completion of agreed milestones or agreed dates as set forth in the contracts.
For the three months ended March 31, 2024, net cash provided by operating activities was $0.5 million, primarily due to our net loss of $9.4 million, adjusted for non-cash charges of $4.8 million and $5.1 million changes in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $3.7 million, loss from our equity method investment of $0.8 million and depreciation and amortization of $0.8 million, partially offset by amortization of deferred income of $0.3 million and net accretion of discounts on available-for-sale securities of $0.2 million. The drivers of the changes in operating assets and liabilities were a $0.3 million increase in accounts receivable, partially offset by a $3.4 million increase in deferred revenue, a $0.9 million increase in accrued expenses and other liabilities, a $0.5 million increase in accounts payable and a $0.5 million decrease in prepaid expense and other current assets.
For the three months ended March 31, 2023, net cash used in operating activities was $8.4 million, primarily due to our net loss of $9.0 million, adjusted for non-cash charges of $3.9 million and $3.3 million changes in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $3.0 million, loss from our equity method investment of $0.8 million and depreciation and amortization of $0.6 million, partially offset by amortization of deferred income of $0.3 million and net accretion of discounts on available-for-sale securities of $0.3 million. The drivers of the changes in operating assets and liabilities were a $0.6 million increase in accounts payable and a $0.4 million decrease in prepaid expense and other current assets, partially offset by a $2.6 million increase in accounts receivable, a $1.0 million decrease in accrued expenses and other current liabilities and a $0.6 million decrease in deferred revenue.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2024 was $11.9 million, primarily attributable to proceeds from maturities of available-for-sale securities and certificate of deposit, partially offset by purchases of available-for-sale securities and property and equipment.
Net cash used in investing activities for the three months ended March 31, 2023 was $0.4 million, primarily attributable to purchases of property and equipment and available-for-sale securities, partially offset by proceeds from maturities of available-for-sale securities.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2024 was less than $0.1 million, primarily attributable proceeds from exercise of stock options, primarily offset by principal payments under vendor financing arrangements.
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
There have been no material changes to our critical accounting estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2023 Form 10-K, other than those discussed in Note 2 to our unaudited condensed consolidated financial statements.
Recently Issued and Adopted Accounting Pronouncements
For more information regarding recently issued accounting pronouncements, see Note 2 Basis of Presentation and Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
JOBS Act
We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included on our 2023 Form 10-K. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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

Part II - Other Information
Item 1. Legal Proceedings
See Note 10 Commitments and Contingencies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
■The potential effects of geopolitical conflicts, such as the military conflict between Russia and Ukraine and the conflict in Israel, including retaliatory, military and regulatory actions, or other actions that escalate tensions, including with respect to the conflict in Israel, actions involving Iran and other groups in the Middle East, on our customers’ engineering resources, design schedules, purchasing, development, sales and innovation responses and trends in response to such conflicts.
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
We have incurred net losses in certain periods historically. We incurred a net loss of $9.4 million and $9.0 million in the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $112.7 million. We have spent significant funds on organizational and start-up activities, to recruit engineers and other employees and to support our research and development. The net losses we incur may fluctuate significantly from quarter to quarter and may increase as a result of geopolitical and market fluctuations, inflation, economic slowdown and/or recessionary pressures, COVID-19 or any future pandemic and other global economic factors.
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
Additionally, from time to time, we invest in expansion into adjacent markets, including the acquisition of Magillem and Semifore, and our growth into the IP interconnect and SIA solutions market. Although we believe these solutions are complementary to our IP interconnect solutions, we have a more limited operating history in offering software that, among other things, manages register configurations of IP blocks, assembles multiple IP blocks into SoC platforms and links design parameters and metadata to documentation, and our ongoing efforts in this area may not be successful. Our success in these product areas depend on a variety of factors, including the following:
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
Difficulties in any of our new product development efforts or our efforts to enter adjacent markets, including delays or disruptions due to factors outside of our control such as any adverse impact resulting from changing macroeconomic and geopolitical environments, market and inflationary pressures, export and trade controls, and COVID-19 or other pandemics, could harm our business.
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
We derived 65.4% of our revenue for 2023, from sales to customers outside of the United States. In particular, we derived 31.1% of our revenue in 2023 from customers located in China. For the three months ended March 31, 2024, 65.7% of our revenue was derived from sales to customers outside of the United States and 30.5% of our revenue was derived from customers located in China. We expect our revenue from China to decrease due to the applicable U.S. government trade restrictions. As a result, the economic, political, legal and social conditions in China could harm our business. In addition, we have offices globally with our sales and research and development being conducted in offices located in the San Francisco Bay Area, Texas, France, China, South Korea, and Japan. Moreover, conducting business outside the United States subjects us to a number of additional risks and challenges, including:
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
■Trends such as global and regional inflation, supply shortages and supply chain disruptions, geopolitical conflicts and retaliatory actions and regulations affecting or relating to regions such as but not limited to Ukraine, Russia, Eastern Europe, Israel and the Middle East, or in the Greater China region, may lead to the deterioration of our immediate customers’ and/or end market customers’ ability and/or willingness to purchase, use, develop, market or sell products or solutions that incorporate or are made while using our products.
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
We are also exposed to the risks associated with the automotive market. For example, our anticipated future growth is highly dependent on the adoption of autonomous driving technologies, which are expected to have increased sensor and power product content. The reported downturn in the automotive market could delay automakers’ plans to introduce new vehicles with these features, which would negatively impact the demand for our products and our ability to grow our business.
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
The ultimate extent of the impact of any epidemic, pandemic, or other health crisis on our business will depend on multiple factors that are highly uncertain and cannot be predicted, including its severity, location and duration, and actions taken to contain or prevent further its spread. Additionally, such crises could increase the magnitude of many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2023, and may have other material adverse effects on our operations that we are not currently able to predict. If our business and the markets in which we operate experience a prolonged occurrence of adverse public health conditions, it could materially adversely affect our business, financial condition, and results of operations.
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
Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. Our gross margins and financial results will suffer if we are unable to offset reductions in our average selling prices by reducing our costs, developing new or enhanced products or solutions on a timely basis with higher selling prices or gross margins, or increasing our sales volumes. In addition, there is significant pressure to maintain low royalty rates in certain markets where the end product may have a low average sales price, such as many consumer electronics products. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products on future or renewal agreements be lower than our historic royalty rates. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates on future or renewal agreements as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease with new or renewed customers, thereby decreasing future anticipated revenue and cash flow. Variable royalty revenue was 6% of our revenue for the three months ended March 31, 2024. Therefore, a significant decrease in our royalty revenue could materially adversely affect our operating results.
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
We have operations and assets in the U.S. as well as foreign jurisdictions, and we prepare our consolidated financial statements in U.S. dollars, but a portion of our earnings and expenditures are denominated in other currencies. We therefore must translate our foreign assets, liabilities, revenue and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar may negatively affect the value of these items in our financial statements. In addition, since many of our sales in foreign jurisdictions are denominated in U.S. dollars, fluctuations in the value of foreign currencies relative to the U.S. dollar may effectively increase the price of our products in the currency of the jurisdiction in which the sale took place and may result in our products becoming too expensive for non-U.S. customers who do not conduct their business in U.S. dollars. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations. If the volume of our international operations increases and foreign currency exchange rates change, the impact to our consolidated statements of operations could be significant and may affect the comparability of operating results. The impact from foreign currency exchange for the three months ended March 31, 2024 was immaterial. We do not believe a 10% increase or decrease in foreign exchange rates would have resulted in a material impact to our operating results. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in the value of our net foreign currency investment, and our business may be harmed.
In particular, in light of the military conflict between Russia and Ukraine, the conflict in Israel, and the tensions between the European Union, other European countries, as well as the United States, with Russia, any resulting material change to the valuation of the Euro or other currency relative to the U.S. dollar could adversely impact our operating results.

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
In addition, we recruit from a limited pool of engineers with expertise in SoC design and the competition for such personnel can be intense. The loss of one or more of our executive officers or other key personnel, the loss of access to certain jurisdictions in the event of geopolitical conflict or changes in regulatory frameworks, or our inability to locate suitable or qualified replacements could be significantly detrimental to our product development efforts and could harm our business. We may experience disruptions in our research and development efforts resulting from the inability to hire qualified engineers globally including from the Middle East due to the Israel conflict and escalating conflicts and tensions with Iran. In addition, we must attract and retain highly qualified personnel, including certain foreign nationals who are not U.S. citizens or permanent residents, many of whom are highly skilled and constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these employees and their ability to remain and work in the U.S. are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies. Changes in immigration laws, regulations or procedures may adversely affect our ability to hire or retain such workers, increase our operating expenses and negatively impact our ability to deliver our products and services, any of which would harm our business.
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
We seek to protect our proprietary technology and innovations, particularly those relating to the design of our products, through patents, trade secrets and other intellectual property rights. As of March 31, 2024, we had 155 total allowed or issued patents, pending patent applications and non-expired provisional patent applications worldwide. Of these, we had 77 allowed or issued patents, 68 are U.S. allowed or issued patents, five are allowed or issued China patents, two are South Korea issued patents, one is a U.K. issued patent, and one is a Japan issued patent. The 77 allowed or issued patents generally expire between July 2035 and March 2042. As of March 31, 2024, we had 78 pending non-provisional and provisional patent application filings, including 32 in the United States, 21 in Europe, 17 in China, five in South Korea and three in Japan. Maintenance of patent portfolios, particularly outside of the United States, is expensive, and the process of seeking patent protection is lengthy and costly. While we intend to maintain our current portfolio of patents and to continue to prosecute our currently pending patent applications and file future patent applications when appropriate, the value of these actions may not exceed their expense. Existing patents and those that may be issued from any pending or future applications may be subject to challenges, invalidation or circumvention, and the rights granted under our patents may not provide us with meaningful protection or any commercial advantage. In addition, the protection afforded under the patent laws of one country may not be the same as that in other countries. This means, for example, that our right to exclusively commercialize a product in those countries where we have patent rights for that product can vary on a country-by-country basis. We also may not have the same scope of patent protection in every country where we do business.
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
We license third-party software and other intellectual property for use in product research and development and, in several instances, for inclusion in our products such as our license with Qualcomm for FlexNoC. We also license third-party software, including the software of our competitors, to test the interoperability of our products with other industry products and in connection with our professional services. Our third-party licenses typically limit our use of IP to specific uses and for specific time periods, and include other contractual obligations with which we must comply. Moreover, certain intellectual property rights may be licensed to us on a non-exclusive basis, and accordingly, the owners of such intellectual property rights are free to license such rights to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. These licenses may need to be renegotiated or renewed from time to time, or we may need to obtain new licenses in the future. For example, we may be required to renegotiate or seek a waiver to or consent under our license with Qualcomm with respect to our FlexNoC product in the event of certain changes of control (as defined in our agreements with Qualcomm) and there can be no guarantee we would be successful in such endeavor. Such provision could prevent us from pursuing a robust sales process in the event of a sale of the company if Qualcomm refuses to provide consent or waive such change in control provision. In such an event, a change in control could cause us to lose our license with Qualcomm and our valuation could be adversely affected. See “Business—Material Agreement—Qualcomm Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2023, for additional information. Third parties may stop adequately supporting or maintaining their technology, or they or their technology may be acquired by our competitors. If we are unable to obtain licenses to these third-party software and intellectual property rights on reasonable terms or at all, we may not be able to sell or support the affected products, our customers’ use of the products may be interrupted, and/or our product development processes and professional services offerings may be disrupted, which could in turn harm our financial results, our customers, and our reputation. Further, if we or our third-party licensors were to breach any material term of a license, such a breach could, among other things, prompt costly litigation, result in the license being terminated or result in fines and other damages. If any of the following were to occur, it could harm our business and our reputation.
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
We maintain cyber liability insurance renewed annually; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.
We are subject to data protection, privacy and security laws, regulations, standards and other requirements across different markets where we conduct our business. Our actual or perceived failure to comply with such obligations could harm our business.
The global data protection landscape continues to evolve, and we are or may become subject to numerous state, federal and foreign laws, regulations, legal requirements, contractual obligations and industry standards regarding security, data protection and privacy and any actual or perceived failure to comply with these requirements, obligations or standards could harm our reputation and business. If we are found to have breached any such laws or regulations in any such jurisdiction, we may be subject to enforcement actions that require us to change our business practices in a manner which may negatively impact our revenue, as well as expose us to litigation, fines, civil and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future.

As part of our business, we collect personal data, and other potentially sensitive and/or regulated data from our customers. In the U.S., numerous federal and state laws and regulations, including data breach notification laws data privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure protection and other processing of personal information. For example, the CCPA requires covered companies to, among other things, provide certain disclosures to California consumers about use of personal information, and affords such consumers new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. The California Privacy Rights Act (CPRA) passed in California significantly amended the CCPA and imposed additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. As part of CPRA, a new California data protection agency is authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Further, Virginia enacted the Virginia Consumer Data Protection Act, another comprehensive state privacy law, effective January 1, 2023. Colorado also enacted the Colorado Privacy Act, effective July 1, 2023, Connecticut enacted the Connecticut Data Privacy Act, effective July 1, 2023, Texas enacted the Texas Data Privacy Act, effective July 1, 2024, and Utah enacted the Utah Consumer Privacy Act, effective December 31, 2023. These state privacy laws may increase our compliance costs and potential liability, particularly in the event of a data breach, and could harm our business, including how we use personal information. A number of other proposals exist for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and harm our business.
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
Further, the exit of the U.K. from the EU, often referred to as Brexit, created uncertainty with regard to data protection regulation in the U.K. The European Commission has adopted an adequacy decision in favor of the U.K., enabling data transfers from EU member states to the U.K. without additional safeguards. However, the U.K. adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision, and remains under review by the Commission during this period. The relationship between the U.K. and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how U.K. data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure.
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
Although we make reasonable efforts to comply with all applicable data protection laws and regulations, our interpretations and such measures have been or may prove to be insufficient or incorrect. Any failure to comply with any data protection laws and/or regulations that results in a data security breach could require notifications to data subjects and/or owners under federal, state and/or international data breach notification laws and regulations. The effects of any applicable U.S. state, federal and international laws and regulations that are currently in effect or that may go into effect in the future, are significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such laws and regulations. Allegations of non-compliance, whether or not true, could be costly, time consuming, distracting to management, and cause reputational harm. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with one another or inconsistent with our existing data management practices or the features of our products and services. Any actual or perceived failure to comply with these and other data protection and privacy laws and regulations could result in regulatory scrutiny and increased exposure to the risk of litigation or the imposition of consent orders, resolution agreements, requirements to take particular actions with respect to training, policies or other activities, and civil and criminal penalties, including fines, which could harm our business. In addition, we or our third-party service providers could be required to fundamentally change our business activities and practices or modify our products and services, which could harm our or our third-party service providers’ business. Any of the foregoing could result in additional cost and liability to us, damage our reputation, inhibit sales, and harm our business.

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
For three months ended March 31, 2024, we derived 30.5% of our revenue from customers located in China. As a result, the economic, political, legal and social conditions in China could harm our business. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the IP we develop in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. We have observed sustained reports of intellectual property theft and misappropriation in China. Some of the other risks related to doing business in China include:
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
■Risks associated with the ability to generate sufficient revenue and or investment to continue operations.
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
There is an increased focus on corporate social and environmental responsibility in the semiconductor industry. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose corporate social and environmental policies, practices and metrics. Legal and regulatory requirements, as well as investor expectations, on corporate social responsibility practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply. If we are unable to comply, or are unable to cause our suppliers to comply, with such policies or provisions or meet the requirements of our customers and our investors, a customer may stop purchasing products from us or an investor may sell their shares, and may take legal action against us, which could harm our reputation, revenue and results of operations.
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
If our existing stockholders, including current or former employees sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of three months ended March 31, 2024, we had approximately 38.3 million shares of common stock outstanding.
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
As of March 31, 2024, K. Charles Janac, our President, Chief Executive Officer and Chairman, held voting power over approximately 27.4% of our outstanding voting stock. Therefore, this stockholder will have the ability to influence us through this ownership position. For example, this stockholder may be able to exercise significant influence over elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise could dilute the ownership and voting power of our other stockholders.
We have 300,000,000 shares of common stock authorized as of March 31, 2024. In addition, our Certificate of Incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our Certificate of Incorporation authorizes us to issue shares of common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock from time to time, for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, an acquisition, an investment, our stock incentive plans or otherwise. Such additional shares of our common stock or such other securities may be issued at a discount to the market price of our common stock at the time of issuance. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. As discussed below, the potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock. Any issuance of such securities could result in substantial dilution to our existing stockholders and cause the market price of shares of our common stock to decline.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 plans:
On February 27, 2024, Charles Janac, Chief Executive Officer (CEO), adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 189,951 shares of the Company’s common stock until June 30, 2025.
On February 27, 2024, Charles Janac, CEO, as the manager of Bayview Legacy, LLC, adopted a Rule 10b5-1 trading arrangement of Bayview Legacy LLC that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 840,000 shares of the Company’s common stock until June 30, 2025.

On March 6, 2024, Raman Chitkara, Director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 15,000 shares of the Company’s common stock until June 30, 2025.
On March 15, 2024, Laurent Moll, Chief Technology Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 213,834 shares of the Company’s common stock until June 30, 2025.

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

Date: May 2, 2024

Arteris, Inc.

By:	/s/ K. Charles Janac
Name:	K. Charles Janac
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nicholas B. Hawkins
Name:	Nicholas B. Hawkins
Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)