Form 10-Q
period 2024-06-30
Arteris, Inc.
filed 2024-08-01
CIK 1667011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40960
Arteris, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-0117058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 E. Hamilton Ave., Suite 300 Campbell, CA	95008
(Address of principal executive offices)	(Zip Code)
(408) 470-7300
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of July 25, 2024, there were 39,257,166 shares of the registrant’s common stock outstanding.

Part I - Financial Information
Item 1. Financial Statements
Arteris, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	As of
	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$22,128	$13,696
Short-term investments (Note 5)	23,629	27,477
Accounts receivable, net of allowance of $93 as of both June 30, 2024 and December 31, 2023	8,947	12,003
Prepaid expenses and other current assets	4,202	5,254
Total current assets	58,906	58,430
Property and equipment, net	4,665	5,745
Long-term investments (Note 5)	8,124	11,802
Equity method investment	7,016	8,500
Operating lease right-of-use assets	3,829	4,289
Intangibles, net	3,466	3,858
Goodwill	4,178	4,178
Other assets	6,187	5,999
TOTAL ASSETS	$96,371	$102,801
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$340	$183
Accrued expenses and other current liabilities	11,713	11,831
Operating lease liabilities, current	830	781
Deferred revenue, current	36,939	31,537
Vendor financing arrangements, current	1,905	2,070
Total current liabilities	51,727	46,402
Deferred revenue, noncurrent	24,503	25,172
Operating lease liabilities, noncurrent	3,123	3,610
Vendor financing arrangements, noncurrent	889	1,292
Deferred income, noncurrent	8,226	8,810
Other liabilities	2,628	2,412
Total liabilities	91,096	87,698
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, par value of $0.001 - 10,000,000 shares authorized as of both June 30, 2024 and December 31, 2023; no shares issued and outstanding as of both June 30, 2024 and December 31, 2023	—	—
Common stock, par value of $0.001 - 300,000,000 shares authorized as of both June 30, 2024 and December 31, 2023; 39,193,088 and 37,518,583 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	39	37
Additional paid-in capital	126,192	118,193
Accumulated other comprehensive income	38	120
Accumulated deficit	(120,994)	(103,247)
Total stockholders' equity	5,275	15,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$96,371	$102,801
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue
Licensing, support and maintenance	$13,553	$12,998	$25,292	$24,842
Variable royalties and other	1,022	1,736	2,230	3,046
Total revenue	14,575	14,734	27,522	27,888
Cost of revenue	1,458	1,225	2,926	2,349
Gross profit	13,117	13,509	24,596	25,539
Operating expenses:
Research and development	10,717	12,087	21,552	23,468
Sales and marketing	5,013	5,601	10,469	10,606
General and administrative	4,828	4,504	9,150	8,905
Total operating expenses	20,558	22,192	41,171	42,979
Loss from operations	(7,441)	(8,683)	(16,575)	(17,440)
Interest expense	(68)	(27)	(144)	(59)
Other income (expense), net	865	835	1,801	1,743
Loss before income taxes and loss from equity method investment	(6,644)	(7,875)	(14,918)	(15,756)
Loss from equity method investment, net of tax	725	734	1,484	1,568
Provision for income taxes	975	556	1,345	851
Net loss	$(8,344)	$(9,165)	$(17,747)	$(18,175)

Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.26)	$(0.47)	$(0.52)
Weighted average shares used in computing per share amounts, basic and diluted	38,476,934	35,250,157	38,092,996	34,925,800
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(8,344)	$(9,165)	$(17,747)	$(18,175)
Other comprehensive loss:
Unrealized losses on available-for-sale securities, net of tax	(16)	(78)	(82)	(67)
Comprehensive loss	$(8,360)	$(9,243)	$(17,829)	$(18,242)
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—March 31, 2024	38,291,425	$38	$122,104	$54	$(112,650)	$9,546
Issuance of common stock upon exercise of stock options	287,978	1	328	—	—	329
Issuance of common stock for settlement of Restricted Stock Units (RSUs)	613,685	—	—	—	—	—
Stock-based compensation expense	—	—	3,760	—	—	3,760
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(8,344)	(8,344)
BALANCE—June 30, 2024	39,193,088	$39	$126,192	$38	$(120,994)	$5,275

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—March 31, 2023	35,298,223	$35	$107,009	$112	$(75,388)	$31,768
Issuance of common stock upon exercise of stock options	245,780	—	156	—	—	156
Issuance of common stock for settlement of RSUs	498,414	1	(1)	—	—	—
Tax withholding on RSUs settlement	(9,056)	—	(43)	—	—	(43)
Stock-based compensation expense	—	—	4,282	—	—	4,282
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(78)	—	(78)
Net loss	—	—	—	—	(9,165)	(9,165)
BALANCE—June 30, 2023	36,033,361	$36	$111,403	$34	$(84,553)	$26,920
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—December 31, 2023	37,518,583	$37	$118,193	$120	$(103,247)	$15,103
Issuance of common stock upon exercise of stock options	534,670	1	583	—	—	584
Issuance of common stock for settlement of Restricted Stock Units (RSUs)	1,139,835	1	(1)	—	—	—
Stock-based compensation expense	—	—	7,417	—	—	7,417
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(82)	—	(82)
Net loss	—	—	—	—	(17,747)	(17,747)
BALANCE—June 30, 2024	39,193,088	$39	$126,192	$38	$(120,994)	$5,275

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—December 31, 2022	34,625,875	$34	$103,778	$101	$(66,378)	$37,535
Issuance of common stock upon exercise of stock options	643,477	1	416	—	—	417
Issuance of common stock for settlement of RSUs	775,563	1	(1)	—	—	—
Tax withholding on RSUs settlement	(11,554)	—	(57)	—	—	(57)
Stock-based compensation expense	—	—	7,267	—	—	7,267
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	(18,175)	(18,175)
BALANCE—June 30, 2023	36,033,361	$36	$111,403	$34	$(84,553)	$26,920
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,747)	$(18,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,630	1,275
Stock-based compensation	7,417	7,267
Amortization of deferred income	(588)	(585)
Loss from equity method investment	1,484	1,568
Net accretion of discounts on available-for-sale securities	(344)	(497)
Other, net	24	10
Changes in operating assets and liabilities:
Accounts receivable, net	3,055	(2,438)
Prepaid expenses and other assets	865	(710)
Accounts payable	156	(371)
Accrued expenses and other liabilities	103	16
Deferred revenue	4,733	2,696
Net cash provided by (used in) operating activities	788	(9,944)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(243)	(735)
Purchases of available-for-sale securities	(12,981)	(19,544)
Proceeds from maturities of available-for-sale securities and other	20,769	20,650
Net cash provided by investing activities	7,545	371
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of contingent consideration for business combination	—	(1,000)
Principal payments under vendor financing arrangements	(485)	(488)
Proceeds from exercise of stock options	584	417
Payments to tax authorities for shares withheld from employees	—	(57)
Net cash provided by (used in) financing activities	99	(1,128)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	8,432	(10,701)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	14,084	37,423
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$22,516	$26,722

Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$22,128	$26,334
Restricted cash, noncurrent	388	388
Cash, cash equivalents and restricted cash at end of period	$22,516	$26,722

Noncash activities:
Purchase of property and equipment through vendor financing	$—	$1,901
Operating lease right-of-use assets, exchanged for lease obligations	$—	$480
See accompanying notes to unaudited condensed consolidated financial statements.

ARTERIS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.    DESCRIPTION OF BUSINESS
Arteris, Inc. was incorporated in Delaware on April 12, 2004. Arteris, Inc. and its subsidiaries (collectively, the Company or Arteris) develop, license, and support the on-chip interconnect fabric technology used in System-on-Chip (SoC) designs for a variety of devices and in the development and distribution of Network-on-Chip (NoC) interconnect intellectual property (IP). The Company also provides software and services to enable efficient deployment of NoC IP, IP support & maintenance services, professional services and training and on-site support services. The Company is headquartered in Campbell, California and has offices in the United States, France, Japan, South Korea and China. In June 2024, the Company registered a subsidiary in Poland and is taking steps to establish an office there.
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
The operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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

Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. The Company’s cash equivalents include deposits in money market accounts which were unrestricted as to withdrawal or use and are stated at fair value. As of June 30, 2024, cash and cash equivalents consisted primarily of checking, savings, money market accounts and highly liquid investments with original maturities of three months or less. Interest earned on cash and cash equivalents is included in other income (expense), net in the unaudited consolidated statements of loss.
As of both June 30, 2024 and December 31, 2023, the Company’s long-term restricted cash balance was $0.4 million, primarily related to a letter of credit for its facility lease agreement. Restricted cash, noncurrent is included in other assets on the unaudited condensed consolidated balance sheets.
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
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	As of
	June 30, 2024	December 31, 2023
Customer A	27%	15%
Customer B	*	26%
* Customer accounted for less than 10% of total accounts receivable at period end.
Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	14%	*	14%	*
* Customer accounted for less than 10% of total revenue during the period.
Stock-based Compensation
The Company measures equity classified stock-based awards, including stock options and RSUs granted to employees, directors, and non-employees based on the estimated fair values of the awards on the date of the grant. Stock-based compensation expense for awards with service-based vesting only is recognized on a straight-line basis over the requisite service period which is generally the vesting period of such awards, as a component of operating expenses within the consolidated statements of income (loss). For awards that include performance conditions stock-based compensation expense is recognized on a graded vesting basis over the requisite service period. Compensation expense is not recognized until the performance condition becomes probable. The Company accounts for forfeitures related to these awards as they occur.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term, the volatility of the Company’s common stock, and an assumed risk-free interest rate.

The fair value of RSUs granted is measured as the fair value per share of the Company’s common stock on the date of grant.
The Company adopted the 2021 Employee Stock Purchase Plan (the 2021 ESPP) effective on October 26, 2021. The first offering under the 2021 ESPP began on May 22, 2024. Eligible employees are entitled to purchase common stock at the end of six-month offering periods, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
The fair value of shares of common stock to be issued under the 2021 ESPP is estimated using the Black-Scholes option pricing model. Stock-based compensation expense for ESPP awards is recognized on a straight-line basis over the term of each ESPP offering period.
Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2024 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2023.
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
3.    REVENUE
Disaggregated Revenue
The following table shows revenue by product and services groups (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Licensing, support and maintenance	$13,553	$12,998	$25,292	$24,842
Variable royalties	971	1,700	1,789	2,990
Other	51	36	441	56
Total	$14,575	$14,734	$27,522	$27,888

Contract Balances
The following table provides information about accounts receivable, net, contract assets and deferred revenue (in thousands):

	As of
	June 30, 2024	December 31, 2023
Accounts receivable, net	$8,947	$12,003
Contract assets, current portion	$232	$312
Contract assets, noncurrent portion	$31	$566
Deferred revenue	$61,442	$56,709
The Company recognized revenue of $11.5 million and $8.9 million for the three months ended June 30, 2024 and 2023, respectively, and $20.6 million and $16.5 million for the six months ended June 30, 2024 and 2023, respectively, that was included in the deferred revenue balance at the beginning of the respective periods. Contract assets, current, and contract assets, noncurrent are included in prepaid expenses and other current assets and other assets, respectively, on the unaudited condensed consolidated balance sheets.
As of June 30, 2024, non-cancelable contracted but unsatisfied or partially satisfied performance obligations that have not yet been recognized is $75.5 million which includes deferred revenue, amounts that will be invoiced and recognized as revenues in future periods and Flexible Spending Accounts (FSA) commitments, from customers where actual product selection and quantities of specific products are to be determined by customers at a future period. The Company expects to recognize $43.1 million of this balance over the next 12 months and the remainder thereafter. FSA commitments amounted to $5.6 million and $6.2 million as of June 30, 2024 and December 31, 2023, respectively. The Company has elected to exclude the potential future royalty receipts from these amounts.
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

	As of
	June 30, 2024	December 31, 2023
Short-term commission capitalized in prepaid expenses and other current assets	$2,248	$2,408
Long-term commission capitalized in other assets	1,220	1,353
Total	$3,468	$3,761
Amortization of capitalized sales commissions was $0.9 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively, and $1.8 million and $1.9 million for the six months ended June 30, 2024 and 2023, respectively, and are included in sales and marketing expense in the unaudited condensed consolidated statements of loss.

4.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(8,344)	$(9,165)	$(17,747)	$(18,175)
Denominator:
Weighted-average shares outstanding, basic and diluted	38,476,934	35,250,157	38,092,996	34,925,800
Net loss per share, basic and diluted	$(0.22)	$(0.26)	$(0.47)	$(0.52)
Since the Company was in a loss position for all periods presented, the diluted earnings per share is equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.
The following table summarizes the potentially dilutive securities that were excluded from the calculation of diluted earnings per share because they would be anti-dilutive:

	As of
	June 30, 2024	June 30, 2023
Stock options	2,285,281	3,225,714
Restricted stock units	6,254,930	7,163,008
Restricted common shares issued for business combination	234,859	331,574
Shares committed under the 2021 ESPP	83,445	—
Total	8,858,515	10,720,296
5.    INVESTMENTS
The following tables summarize the fair value and amortized cost of the Company’s cash equivalents and available-for-sale securities by major security type (in thousands):

	As of June 30, 2024
	Amortized Cost	Unrealized Losses	Aggregate Fair Value
Assets:
Money market funds	$16,117	$—	$16,117
U.S. government agency securities	15,131	(21)	15,110
U.S. treasury securities	8,678	(2)	8,676
Corporate bonds	8,225	(13)	8,212
Commercial paper	3,248	(6)	3,242
Total financial assets	$51,399	$(42)	$51,357

	As of December 31, 2023
	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value
Assets:
U.S. government agency securities	$19,461	$29	$19,490
U.S. treasury securities	10,630	3	10,633
Money market funds	8,026	—	8,026
Corporate bonds	5,649	9	5,658
Certificate of deposit	5,000	—	5,000
Commercial paper	990	(1)	989
Total financial assets	$49,756	$40	$49,796

The maturity dates of the Company’s investments are as follows (in thousands):

June 30, 2024
Less than one year	$43,233
1-2 years	8,124
Total	$51,357
As of June 30, 2024 and December 31, 2023, securities with a fair value of $2.2 million and $3.7 million, respectively, were in a continuous net unrealized loss position for more than 12 months. As of both June 30, 2024 and December 31, 2023, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor does it foresee or project that it will be required to sell those investments before recovery of their amortized costs basis, which may be at maturity. Thus, as of both June 30, 2024 and December 31, 2023 no allowance for credit losses or impairment losses for the Company’s investments were recorded.
6.    FAIR VALUE MEASUREMENTS
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Equity method investments, and certain non-financial assets, such as intangible assets are remeasured at fair value only if an impairment or observable price adjustment is recognized in the current period.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include vendor financing arrangements. The carrying value of the vendor financing agreements was $2.8 million and $3.4 million as of June 30, 2024 and December 31, 2023, respectively. The Company’s vendor financing arrangements are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon the Company’s incremental borrowing rate. The estimated fair values of these financial instruments approximate their carrying values.
Financial Instruments Recorded at Fair Value on a Recurring Basis
The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of
	June 30, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$16,117	$—	$—	$16,117
U.S. treasury securities	—	3,487	—	3,487
Total cash equivalents	16,117	3,487	—	19,604
Short-term investments:
Commercial paper	—	3,242	—	3,242
Corporate bonds	—	7,710	—	7,710
U.S. government agency securities	—	7,488	—	7,488
U.S. treasury securities	—	5,189	—	5,189
Total short-term investments	—	23,629	—	23,629
Long-term investments:
Corporate bonds	—	502	—	502
U.S. government agency securities	—	7,622	—	7,622
Total long-term investments	—	8,124	—	8,124
Total financial assets	$16,117	$35,240	$—	$51,357

	As of
	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$8,026	$—	$—	$8,026
U.S. treasury securities	—	2,491	—	2,491
Total cash equivalents	8,026	2,491	—	10,517
Short-term investments:
Certificate of deposit	—	5,000	—	5,000
Commercial paper	—	989	—	989
Corporate bonds	—	3,696	—	3,696
U.S. government agency securities	—	9,650	—	9,650
U.S. treasury securities	—	8,142	—	8,142
Total short-term investments	—	27,477	—	27,477
Long-term investments:
Corporate bonds	—	1,962	—	1,962
U.S. government agency securities	—	9,840	—	9,840
Total long-term investments	—	11,802	—	11,802
Total financial assets	$8,026	$41,770	$—	$49,796
Money market funds are highly liquid investments and are actively traded. The fair value is based on quoted prices for identical assets in active markets and therefore classified as Level 1 of the fair value hierarchy.
The Company’s other investments are considered Level 2 financial instruments as their fair values are determined using inputs that are directly or indirectly observable in active or less active markets. There were no transfers between levels during the periods presented.
7.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets, net
Intangible assets, net consisted of the following as of June 30, 2024 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$3,090	$(1,516)	$1,574
Customer relationships	1,830	(630)	1,200
IPR&D	500	—	500
Trade name and other	200	(8)	192
Total intangibles	$5,620	$(2,154)	$3,466
Intangible assets, net consisted of the following as of December 31, 2023 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$3,090	$(1,247)	$1,843
Customer relationships	1,830	(515)	1,315
IPR&D	500	—	500
Trade name and other	200	—	200
Total intangibles	$5,620	$(1,762)	$3,858
Amortization expense of intangible assets was $0.2 million for both the three months ended June 30, 2024 and 2023 and $0.4 million for both the six months ended June 30, 2024 and 2023.

The expected future amortization expense of these intangible assets as of June 30, 2024 is as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2024	$392
2025	756
2026	444
2027	427
2028	416
Thereafter	381
Total future amortization expense	$2,816
Goodwill
As of both June 30, 2024 and December 31, 2023, goodwill was $4.2 million. No goodwill impairments were recorded during the three and six months ended June 30, 2024 and 2023.
8.    LEASES
The Company leases its offices at various locations under noncancelable operating lease agreements expiring at various dates through 2032. Under the terms of these agreements, the Company also bears the costs for certain insurance, property tax, and maintenance. The terms of certain lease agreements provide for increasing rental payments at fixed intervals.
Total operating lease related costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$322	$279	$646	$553
Short-term lease cost	9	36	13	115
Total lease cost	$331	$315	$659	$668
The weighted-average remaining term of the Company’s operating leases was 4.4 years and 4.8 years as of June 30, 2024 and December 31, 2023, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 10.0% as of both June 30, 2024 and December 31, 2023. Cash payments made related to operating lease liabilities were $0.2 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively, and $0.5 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively.
Maturities of operating lease liabilities as of June 30, 2024 were as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2024	$594
2025	1,100
2026	1,055
2027	1,070
2028	827
Thereafter	253
Total undiscounted cash flows	4,899
Less: imputed interest	(946)
Present value of lease liabilities	$3,953

Operating lease liabilities, current	$830
Operating lease liabilities, non-current	3,123
Total lease liabilities	$3,953

9.    BORROWINGS
Vendor financing arrangements—The Company has various vendor financing arrangements with extended payment terms on the purchase of software licenses and equipment. In order to determine the present value of the commitments, the Company used an imputed interest rate of 10.0%, which is an estimate based on the Company’s collateralized borrowing rate.
Expected cash flows related to vendor financing arrangements as of June 30, 2024 were as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2024	$1,360
2025	1,089
2026	545
Total undiscounted cash flows	2,994
Less: Imputed interest	(200)
Present value of vendor financing arrangements	$2,794

Vendor financing arrangements, current	$1,905
Vendor financing arrangements, noncurrent	889
$2,794
Interest expense from vendor financing arrangements was $0.1 million and less than $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $0.1 million for both the six months ended June 30, 2024 and 2023.
10.    COMMITMENTS AND CONTINGENCIES
Letter of Credit—In conjunction with the execution of the operating lease for the Company’s new headquarter facility, a letter of credit in the amount of $0.4 million was issued and outstanding as of both June 30, 2024 and December 31, 2023. No draws have been made under such letter of credit.
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
The Company has incurred no actual payment obligations from these above-noted indemnification provisions and director and officer indemnity agreements for the three and six months ended June 30, 2024 and 2023 and the unaudited condensed consolidated financial statements do not include liabilities for any potential indemnity-related obligations as of June 30, 2024 and December 31, 2023.
Legal—The Company has been and will continue to be subject to legal proceedings and claims.
In the normal course of business, the Company may receive inquiries or become involved in legal disputes regarding such litigation matters. The resolution of these matters often develops over time and expectations can change as a result of new findings, rulings, appeals or settlement arrangements. These matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Pursuant to ASC 450, Contingencies, the Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.

In December 2022, the Company received notice of a complaint filed against the Company and another defendant in the semiconductor industry, by Network System Technologies, LLC (NST) in the United States District Court for the Western District of Texas. Additional complaints were filed in the Eastern District of Texas against certain companies, including some customers of the Company, asserting among other things patent infringement seeking damages and injunctive relief. On June 10, 2024, the Company and NST jointly moved for an order to stay all deadlines against the Company in the Western District of Texas, except for deadlines relating to a discovery motion brought by NST. The court in the Western District of Texas signed the order on June 11, 2024. After NST’s discovery motion has been resolved, NST and Arteris will file a stipulation of dismissal. The Company will continue to monitor this matter.
Significant judgement is required in both the determination of probability and determination as to whether a loss is reasonably estimable. Intellectual property claims are inherently unpredictable and may have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Due to the inherent uncertainties and complex technical issues arising from this or any intellectual property litigation, the Company cannot predict or guarantee any result of, and cannot reasonably estimate liability if any, or range of loss that could result from such intellectual property litigation. Future revisions to such estimates could materially impact the Company’s results.
The Company has no material contractual noncancelable commitments as of both June 30, 2024 and December 31, 2023.
11.     STOCK-BASED COMPENSATION
Restricted Stock Units and Awards
The following table summarizes the restricted stock unit activities under the Company’s 2016 Incentive Plan, the 2021 Incentive Plan and the 2022 Employment Inducement Incentive Plan:

	Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested—December 31, 2023	5,732,950	$6.56
Granted	2,197,402	$7.30
Vested	(1,139,835)	$6.61
Canceled	(535,587)	$6.14
Unvested—June 30, 2024	6,254,930	$6.85
The total grant-date fair value of restricted stock units vested was $8.0 million and $6.9 million during the six months ended June 30, 2024 and 2023, respectively.
As of June 30, 2024, there was $36.2 million of unamortized stock-based compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.8 years.
2021 Employee Stock Purchase Plan
The Company adopted the 2021 ESPP effective on October 26, 2021. The 2021 ESPP enables eligible employees of the Company to purchase shares of common stock at a discount to fair market value. The 2021 ESPP provides for six-month offering periods beginning May 22 and November 22 of each year, and each offering period will consist of a six-month purchase period. The first offering period began May 22, 2024 and will end on November 21, 2024. As of June 30, 2024, 1,643,749 shares of common stock were available for future issuance under the 2021 ESPP.
On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date.

As of June 30, 2024, there was $0.2 million of unamortized stock-based compensation cost related to ESPP, which is expected to be recognized over a weighted average period of 0.4 years.
The fair value of shares of common stock to be issued under the 2021 ESPP is estimated using the Black-Scholes option pricing model on the first day of the offering period. The Company determines valuation assumptions for Black-Scholes as follows:
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
Volatility—The Company determines the price volatility factor based on the historical volatility of the Company’s common stock.
Dividend Yield—The Company has never declared or paid any cash dividend and does not currently plan to pay a cash dividend in the foreseeable future. Consequently, the Company used an expected dividend yield of zero.
The following table summarizes the ESPP valuation assumptions:

Three Months Ended June 30,
2024
Expected volatility	74.4%
Expected term (in years)	0.5
Risk-free interest rate	5.4%
Expected dividend yield	0%
Stock-based Compensation
Stock-based compensation expense is recorded on a departmental basis, based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s unaudited condensed consolidated statements of loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$186	$122	$375	$205
Research and development	1,788	2,485	3,396	3,914
Sales and marketing	657	737	1,380	1,422
General and administrative	1,129	938	2,266	1,726
Total stock-based compensation	$3,760	$4,282	$7,417	$7,267

12. INCOME TAXES
The Company’s effective tax rate was (8.2)% and (4.9)% for the six months ended June 30, 2024 and 2023, respectively. The Company’s income tax provision was $1.3 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively. The change in forecasted foreign withholding tax, changes in the geographic mix of worldwide earnings which are taxed at different rates, and the impact of losses in jurisdictions with full valuation allowances, has resulted in an increase in the income tax provision for the period ended June 30, 2024 compared to the period ended June 30, 2023.
The Company’s management continuously evaluates the need for a valuation allowance and, as of June 30, 2024, concluded that a full valuation allowance on its federal, state, and certain foreign jurisdictions deferred tax assets was still appropriate.
As of June 30, 2024 and 2023, the Company’s gross liability for unrecognized tax benefits was $3.5 million and $2.6 million, respectively. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2024 and 2023, the Company had no accrued interest or penalties related to its unrecognized tax benefits. If any unrecognized tax benefits are realized, it would not result in any income tax benefit as the Company currently has a full valuation allowance against the deferred tax assets in which there is currently an uncertain tax benefit.
13. RELATED PARTY TRANSACTIONS
The Company defines related parties as directors, executive officers, nominees for director, stockholders that have significant influence over the Company, or are a greater than 10% beneficial owner of the Company’s capital and their affiliates or immediate family members.
In November 2020, the Company entered into a lease agreement with Isabelle Geday, a member of the Board of Directors. The lease payments were less than $0.1 million for both the three months ended June 30, 2024 and 2023, and $0.1 million for both the six months ended June 30, 2024 and 2023. In addition, the Company signed a consulting agreement with Ms. Geday on December 1, 2021, which was subsequently assigned to Magillem Design Services S.A., effective January 10, 2022. Prior to signing the consulting agreement, Ms. Geday was paid as an executive employee of the Company from December 1, 2020 through November 30, 2021. As a consultant, Ms. Geday will provide services for an initial three-year term and is eligible to receive $26,445 per month for the first 12 months of the consulting term and $19,445 per month for the remaining 24 months of the consulting term. For each of the three and six months ended June 30, 2024 and 2023, the Company paid Ms. Geday $0.1 million for consulting services. Lastly, the 455,000 stock options and 62,200 RSUs granted in connection with Ms. Geday’s prior employment continue to vest.
In December 2022, the Company entered into a no-fee non-exclusive evaluation license agreement of Magillem products with Transchip Technology (Nanjing) Co., Ltd. (Transchip), an equity method investee, which concluded. A separate no-fee evaluation of additional Company products was also concluded. Refer to Note 15 in the 2023 Form 10-K for additional discussion of the Company’s transactions with Transchip.

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
As of June 30, 2024, we had 252 full-time employees and offices in eight locations in the United States, France, China, South Korea, and Japan. As of June 30, 2024, we are taking steps to establish an office in Poland. For the three months ended June 30, 2024, we generated revenue of $14.6 million, net loss of $8.3 million, and net loss per share, basic and diluted of $0.22. As of June 30, 2024, we had Annual Contract Value (as defined below) of $56.1 million. During the three months ended June 30, 2024, we had 21 Confirmed Design Starts (as defined below).

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
License Agreements with New and Existing Customers
Our ability to generate revenue from new license agreements, and the timing of such revenue, is subject to a number of factors, risks and contingencies. For new products, the time from initial development until we generate license revenue can be lengthy, typically between one and three years. In addition, because the selection process by our customers is typically lengthy and market requirements and alternative solutions available to customers for IP-based products change rapidly, we may be required to incur significant research and development expenditures in pursuit of new products over extended, multiyear periods of time with no assurance that our solutions will be successfully developed or ultimately selected by our customers. While we make efforts to observe market demand and market need trends, we cannot be certain that our investment in developing and testing new products will generate an adequate rate of return in the form of fees, royalties or other revenues, or any revenues. Moreover, the customer acquisition process has a typical duration of six to nine months; following this, a customer’s chip design cycle is typically between one to three years and may be delayed due to factors beyond our control, which may result in our customer’s product not reaching the market until long after we entered into a contract with such customer. Customers typically start shipping their products using our interconnect IP solutions between one to five years following completion of their product design, known as mass production, at which point we start to receive royalties; this typically lasts for up to seven years depending on the market segment. Any significant delay in the ramp-up of volume production of the customer’s products into which our product is designed could adversely affect our business due to delayed or significantly reduced revenues. Further, because the average selling prices of our products may decline over time, we consider new license agreements and new product launches to be critical to our future success and anticipate that for our newer products, we are and will remain highly dependent on market demand timing and revenue from new license agreements.
End Customer Product Demand and Market Conditions
Demand for our interconnect IP solutions and associated royalty revenue is highly dependent on market conditions in the end markets in which our customers operate. These end markets, which include the automotive, enterprise computing, communications, artificial intelligence and machine learning, consumer electronics, and industrial markets, are subject to a number of factors including end-product acceptance and sales, competitive pressures, supply chain issues and general market conditions. For example, our revenue has been supported by the increased need for more complex SoCs to enable sophisticated automated driving. If the demand in this market continues to grow, we anticipate it will continue to have a positive impact on our revenue. In contrast, if general market conditions deteriorate or other factors occur, such as supply chain issues and global trade restrictions resulting in fewer semiconductors utilizing our IP solutions being available for sale, our revenue would be adversely affected.
Terms of our Agreements with Customers
Our revenue from period to period can be impacted by the terms of the agreements we enter into with our customers. For example, in 2023, we made certain changes to SIA agreements that result in the ratable recognition of the related license revenue over the contract term. As a result of how these contracts are structured and the revenue is recognized, our revenue in the three and six months ended June 30, 2024 may not be comparable to future periods if we do not enter into similar contractual agreements. Further, a meaningful percentage of our revenue is generated through royalty payments. Because the time between a new license agreement win and the customer’s end product being sold can be substantial, with sales of the end product being subject to a number of factors outside our control, our revenue from royalties is difficult to predict. As a result of the foregoing, revenue may fluctuate significantly from period to period and any increase or decrease in such revenue may not be indicative of future period-to-period increases or decreases.

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
In order to address technological developments such as the above and expand our offerings, we have invested significantly in our research and development efforts. These investments, which continue to include growth in engineering headcount, have resulted in substantially increased research and development expenses in recent periods. As we continue to invest in our technology and new product design efforts, we anticipate research and development expense will continue to increase on an absolute basis and as a percentage of revenue in the near term. In the medium to longer term, however, while we expect to increase our research and development expense on an absolute basis, we expect this expense to reduce as a percentage of revenue.
We will continue to evaluate growth opportunities through acquisitions of other businesses.
Impact of Operating Globally
We believe our products’ global footprint provides us with the opportunity to enter new markets and accelerate our growth. For the six months ended June 30, 2024, 64.7% of our revenue was derived from sales to customers outside of the United States and 30.1% of our revenue was derived from customers located in China, respectively. For 2023, 65.4% of our revenue was derived from sales to customers outside of the United States and 31.1% of our revenue was derived from customers located in China. While we believe operating internationally has beneficially impacted our results of operations, we are subject to inherent risks attributed to operating in a global economy. Further, our international operations have been, and may in the future continue to be, subject to restrictive government regulations. For example, U.S. export regulations, including regulations announced October 7, 2022 and further amended effective November 17, 2023, that impose broad end-use and other restrictions on doing business with certain customers and facilities in China that develop or produce semiconductor chips or manufacturing equipment, may limit or adversely impact our ability to license or support our products to entities in or doing business with certain advanced AI or “supercomputer” design companies, foundries and manufacturers of assemblies and components in China. As a result of these restrictions, our customers may experience changes to or delays in their design projects, and we may face challenges to maintain our revenue and/or our revenue may decrease.
Cyclical Nature of the Semiconductor Industry
The semiconductor industry in which our customers operate is highly cyclical and is characterized by increasingly rapid technological change, product obsolescence, competitive pricing pressures, evolving standards, short product life cycles, and fluctuations in product supply and demand. New technology may result in sudden changes in system designs or platform changes that may render some of our IP solutions obsolete and require us to devote significant research and development resources to compete effectively. Periods of rapid growth and capacity expansion are occasionally followed by significant market corrections in which our customers’ sales decline, inventories accumulate, and facilities go underutilized. During an expansion cycle, we may increase research and development hiring to add to our product offerings or spend more on sales and marketing to acquire new customers. During periods of slower growth or industry contractions, our sales generally suffer due to a decrease in customers’ Confirmed Design Starts or in sales of our customers’ products.

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
Annual Contract Value
We define Annual Contract Value (ACV) for an individual customer agreement as the total fixed fees under the agreement divided by the number of years in the agreement term. Our total ACV is the aggregate ACVs for all our customers as measured at a given point in time. Total fixed fees include licensing, support and maintenance and other fixed fees under IP licensing or software licensing agreements but exclude variable revenue derived from licensing agreements with customers, particularly royalties. ACV was $56.1 million and $53.6 million as of June 30, 2024 and 2023, respectively. In addition, total ACV and trailing-twelve-months variable royalties and other revenue was $60.1 million and $58.2 million as of June 30, 2024 and 2023, respectively. We monitor ACV to measure our success and believe the increase in the number shows our progress in expanding our customers’ adoption of our platform. We believe ACV provides investors with useful information to assess the strength and trajectory of our business as growth demonstrates the expansion of customer adoption of our platform. ACV fluctuates due to a number of factors, including the timing, duration and dollar amount of customer contracts.
Active Customers
We define Active Customers as customers who have entered into a license agreement with us that remains in effect. The retention and expansion of our relationships with existing customers are key indicators of our revenue potential. We added six and 12 net new Active Customers during the three months ended June 30, 2024 and 2023, respectively.
Confirmed Design Starts
We define Confirmed Design Starts as when customers confirm their commencement of new semiconductor designs using our interconnect IP and notify us. Confirmed Design Starts is a metric management uses to assess the activity level of our customers in terms of the number of new semiconductor designs that are started using our interconnect IP in a given period. Our interconnect IP and NoC interface IP customer base contributed to a total of 21 and 22 design starts during the three months ended June 30, 2024 and 2023, respectively. We believe that the number of Confirmed Design Starts is an important indicator of the growth of our business and future royalty revenue trends.
Remaining Performance Obligations
We define Remaining Performance Obligations (RPO) as the amount of contracted future revenue that has not yet been recognized, including deferred revenue, billed and unbilled cancelable and non-cancelable contracted amounts.
The RPO amount is intended to provide visibility into future revenue streams. We expect RPO to fluctuate up or down from period to period for several reasons, including amounts, timing, and duration of customer contracts, as well as the timing of billing cycles for each contract. Our RPO was $77.5 million and $65.1 million as of June 30, 2024 and 2023, respectively.
Components of Our Results of Operations
Revenue: Our revenue is primarily derived from licensing intellectual property, licensing software, support and maintenance services, professional services, training services, and royalties. Our agreements often include other service elements including training and professional services which were immaterial for the three and six months ended June 30, 2024 and 2023, respectively.

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
Application Engineer Support Services are integral and fundamental to the customer’s ability to derive its intended benefit from the IP. CAEs are part of the product development team providing detailed requirements for engineering projects, working very closely with a customer’s chief technology officer and the marketing department, and performing quality assurance testing of customer products prior to shipment to their customers. FAEs provide assistance to the customer’s engineering team in translating their desired SoC architecture into inputs for NoC IP configuration, assistance in optimizing the NoC configuration, answer to customer questions by the online support system or phone, constructive reviews of the progress achieved by the customer’s development team and provision of advice on how to best use the licensed IP, performance of design reviews before customer project RTL freeze and tape-out to ensure the customer used the licensed IP configuration tooling as intended so that the RTL output meets customer requirements and expectations. FAE reviews of the customer’s design typically are mandatory and consist of an understanding of the customer requirements and analysis of the adequacy of the contemplated IP considering the customer’s desired architecture and design goals and objectives, taking into consideration bandwidth, coherence/non-coherence, latency, clock and timing, areas, and any and all constraints, as identified and specific to the design under review.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Total revenue	$14,575	$14,734	$27,522	$27,888
Cost of revenue (1)	1,458	1,225	2,926	2,349
Gross profit	13,117	13,509	24,596	25,539
Operating expenses:
Research and development (1)	10,717	12,087	21,552	23,468
Sales and marketing (1)	5,013	5,601	10,469	10,606
General and administrative (1)	4,828	4,504	9,150	8,905
Total operating expenses	20,558	22,192	41,171	42,979
Loss from operations	(7,441)	(8,683)	(16,575)	(17,440)
Interest expense	(68)	(27)	(144)	(59)
Other income (expense), net	865	835	1,801	1,743
Loss before income taxes and loss from equity method investment	(6,644)	(7,875)	(14,918)	(15,756)
Loss from equity method investment, net of tax	725	734	1,484	1,568
Provision for income taxes	975	556	1,345	851
Net loss	$(8,344)	$(9,165)	$(17,747)	$(18,175)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$186	$122	$375	$205
Research and development	1,788	2,485	3,396	3,914
Sales and marketing	657	737	1,380	1,422
General and administrative	1,129	938	2,266	1,726
Total stock-based compensation	$3,760	$4,282	$7,417	$7,267

The following table summarizes our results of operations as a percentage of total revenue for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(as a percentage of total revenue)
Total revenue	100%	100%	100%	100%
Cost of revenue	10	8	11	8
Gross profit	90	92	89	92
Operating expenses:
Research and development	74	82	78	84
Sales and marketing	34	38	38	38
General and administrative	33	31	33	32
Total operating expenses	141	151	149	154
Loss from operations	(51)	(59)	(60)	(62)
Interest expense	—	—	(1)	—
Other income (expense), net	6	6	7	6
Loss before income taxes and loss from equity method investment	(45)	(53)	(54)	(56)
Loss from equity method investment, net of tax	5	5	5	6
Provision for income taxes	7	4	5	3
Net loss	(57)%	(62)%	(64)%	(65)%
Comparison of the Three Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Licensing, support and maintenance	$13,553	$12,998	$555	4%
Variable royalties	971	1,700	(729)	(43)%
Other	51	36	15	42%
Total	$14,575	$14,734	$(159)	(1)%
Revenue from licensing, support and maintenance increased $0.6 million for the three months ended June 30, 2024 when compared to the three months ended June 30, 2023. The increase was primarily due to new license arrangements with existing customers. The change in variable royalty revenue was due to fixed and up-front royalties from certain customers in the second quarter of 2023.
Cost of revenue

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Cost of revenue	$1,458	$1,225	$233	19%
Cost of revenue increased $0.2 million or 19%, to $1.5 million for the three months ended June 30, 2024 from $1.2 million for the three months ended June 30, 2023. The increase in cost of revenue during the three months ended June 30, 2024 was primarily due to higher FAE employee-related expenses.

Operating expenses

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Research and development	$10,717	$12,087	$(1,370)	(11)%
Sales and marketing	5,013	5,601	(588)	(10)%
General and administrative	4,828	4,504	324	7%
Total operating expenses	$20,558	$22,192	$(1,634)	(7)%
Research and development expenses
R&D expenses decreased, $1.4 million, or 11%, to $10.7 million for the three months ended June 30, 2024 from $12.1 million for the three months ended June 30, 2023. The decrease in R&D expenses was primarily due to lower stock-based compensation expense of $0.7 million, predominantly related to the modification of certain performance stock unit awards in 2023 and $0.4 million of grants received by our subsidiary in France for R&D projects.
Sales and marketing expenses
S&M expenses decreased, $0.6 million, or 10%, to $5.0 million for the three months ended June 30, 2024 from $5.6 million for the three months ended June 30, 2023. The decrease in S&M expenses was primarily due to a decrease in company-wide event costs of $0.2 million related to an in-person sales event that was held in the second quarter of 2023 versus the first quarter of 2024 and a decrease in professional fees of $0.1 million.
General and administrative expenses
G&A expenses increased, $0.3 million, or 7%, to $4.8 million for the three months ended June 30, 2024 from $4.5 million for the three months ended June 30, 2023. The increase in G&A expenses was primarily due to higher legal fees of $0.3 million related to our intellectual property litigation.
Interest expense

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Interest expense	$(68)	$(27)	$(41)	152%
Interest expense remained relatively flat for the three months ended June 30, 2024 when compared to the three months ended June 30, 2023.
Other income (expense), net

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Other income (expense), net	$865	$835	$30	4%
Other income (expense), net remained relatively flat for the three months ended June 30, 2024 when compared to the three months ended June 30, 2023.

Loss from equity method investment

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Loss from equity method investment	$725	$734	$(9)	(1)%
Loss from equity method investment remained relatively flat for the three months ended June 30, 2024 when compared to the three months ended June 30, 2023. Such losses are expected to continue in the near future.
Provision for income taxes

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Provision for income taxes	$975	$556	$419	75%
The provision for income taxes was $1.0 million for the three months ended June 30, 2024 compared to $0.6 million for the three months ended June 30, 2023. The increase in our income tax expense was due to a change in the forecasted geographic mix of worldwide earnings which are taxed at different statutory tax rates, the impact of losses in jurisdictions which have full valuation allowances, and changes in current year foreign withholding taxes. Foreign withholding taxes are generally assessed on gross revenue generated, rather than pre-tax income, in certain countries in which the Company does not file an income tax return.
Comparison of the Six Months Ended June 30, 2024 and 2023
Revenue

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Licensing, support and maintenance	$25,292	$24,842	$450	2%
Variable royalties	1,789	2,990	(1,201)	(40)%
Other	441	56	385	*
Total	$27,522	$27,888	$(366)	(1)%
*Not meaningful
Revenue from licensing, support and maintenance remained relatively flat for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023. The change in variable royalty revenue was due to a temporary decrease in volume from a certain large customer in the first quarter of 2024 as well as fixed and up-front royalties from certain customers in the second quarter of 2023. Other revenue increased due to timing of completion of professional services.
Cost of revenue

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Cost of revenue	$2,926	$2,349	$577	25%
Cost of revenue increased, $0.6 million, or 25%, to $2.9 million for the six months ended June 30, 2024 from $2.3 million for the six months ended June 30, 2023. The increase in cost of revenue was primarily due to higher FAE employee-related expenses.

Operating expenses

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Research and development	$21,552	$23,468	$(1,916)	(8)%
Sales and marketing	10,469	10,606	(137)	(1)%
General and administrative	9,150	8,905	245	3%
Total operating expenses	$41,171	$42,979	$(1,808)	(4)%
Research and development expenses
R&D expenses decreased, $1.9 million, or 8%, to $21.6 million for the six months ended June 30, 2024 from $23.5 million for the six months ended June 30, 2023. The decrease in R&D expenses was primarily due to $0.8 million of grants received by our subsidiary in France for R&D projects. We also incurred lower employee-related costs of $0.8 million, lower stock-based compensation expense of $0.5 million primarily related to the modification of certain performance stock unit awards in 2023 and a decrease of software expense of $0.2 million.
Sales and marketing expenses
S&M expenses remained relatively flat for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
General and administrative expenses
G&A expenses remained relatively flat for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Interest expense

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Interest expense	$(144)	$(59)	$(85)	144%
Interest expense remained relatively flat for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023.

Other income (expense), net

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Other income (expense), net	$1,801	$1,743	$58	3%
Other income (expense), net remained relatively flat for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023.

Loss from equity method investment

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Loss from equity method investment	$1,484	$1,568	$(84)	(5)%
Loss from equity method investment remained relatively flat for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023. Such losses are expected to continue in the near future.
Provision for income taxes

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Provision for income taxes	$1,345	$851	$494	58%
Provision for income taxes for the six months ended June 30, 2024 was $1.3 million, compared to $0.9 million for the six months ended June 30, 2023. The increase in our income tax expense was due to a change in the forecasted geographic mix of worldwide earnings which are taxed at different statutory tax rates, the impact of losses in jurisdictions which have full valuation allowances, and changes in current year foreign withholding taxes. Foreign withholding taxes are generally assessed on gross revenue generated, rather than pre-tax income, in certain countries in which the Company does not file an income tax return.
Liquidity and Capital Resources
Since inception, we have financed operations primarily from payments received from our customers, the net proceeds from the sale of our common stock in the IPO as well as the net proceeds from the private issuance of our convertible preferred stock and common stock. As of June 30, 2024, we had $45.8 million in cash and cash equivalents and short-term investments of which $1.5 million was held by our foreign subsidiaries. In addition, as of June 30, 2024, we also had $8.1 million in long-term investments.
We believe our cash and cash equivalents, investments and cash provided by sales of our products will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations for at least the next 12 months. If these resources are not sufficient to satisfy our liquidity requirements, we may be required to seek additional financing. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may contain covenants that significantly restrict our operations or our ability to obtain additional debt financing in the future. Any additional financing that we raise may contain terms that are not favorable to us or our stockholders. We cannot assure you that we would be able to obtain additional financing on terms favorable to us or our existing stockholders, or at all. See “Risk Factors —Risks Related to Our Business and Industry—Our ability to raise capital in the future may be limited and could prevent us from executing our growth strategy” for additional information.
Cash Flows
The following table summarizes changes in our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$788	$(9,944)
Net cash provided by investing activities	$7,545	$371
Net cash provided by (used in) financing activities	$99	$(1,128)

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
For the six months ended June 30, 2024, net cash provided by operating activities was $0.8 million, primarily due to our net loss of $17.7 million, adjusted for non-cash charges of $9.6 million and $8.9 million changes in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $7.4 million, depreciation and amortization of $1.6 million and loss from our equity method investment of $1.5 million, partially offset by amortization of deferred income of $0.6 million and net accretion of discounts on available-for-sale securities of $0.3 million. The drivers of the changes in operating assets and liabilities were a $4.7 million increase in deferred revenue, a $3.1 million decrease in accounts receivable, a $0.9 million decrease in prepaid expense and other assets, a $0.2 million increase in accounts payable and a $0.1 million increase in accrued expenses and other liabilities.
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
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2024 was $7.5 million, primarily attributable to proceeds from maturities of available-for-sale securities and certificate of deposit, partially offset by purchases of available-for-sale securities and property and equipment.
Net cash provided by investing activities for the six months ended June 30, 2023 was $0.4 million, primarily attributable to proceeds from maturities of available-for-sale securities, partially offset by purchases of property and equipment and available-for-sale securities.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024 was $0.1 million, primarily attributable proceeds from exercise of stock options, primarily offset by principal payments under vendor financing arrangements.
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
■We are subject to government regulation, including import, export and economic sanctions laws and artificial intelligence regulations that may expose us to liability and increase our costs.
■We face risks associated with doing business in China.
■Litigation, including securities class action litigation, may impair our reputation and lead us to incur significant costs. We are currently a party to a patent litigation.
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
We operate in industries characterized by rapidly changing technologies as well as rapid innovation and technological obsolescence. The appearance of new competitors, including start-up enterprises, introduction of new products by our competitors or our failure to timely develop new or enhanced products or technologies in response to changing market demand, whether due to technological shifts or otherwise, could result in the loss of customers and decreased revenue and have an adverse effect on our business, financial condition, and results of operations.
Often, we compete against larger companies that possess substantial financial, technical, research and development and engineering resources that can be deployed so they can develop their IP solutions internally. In addition, we compete against other third-party providers of IP integration solutions, such as Arm Limited, Baya Systems, Inc., Cadence Design Systems, EXTOLL GmbH, Openedges Technologies Inc., Sdn. Bhd, Signature IP, SkyeChip, and TrueChip that similarly possess substantial financial, technical, research and development and engineering resources. In certain cases, competitive companies may be supported by local or international government funding and similar resources. Varying combinations of these resources provide advantages to these competitors that enable them to influence industry trends and the pace at which they adapt to these trends. A strong competitive response from one or more of our competitors to our marketplace efforts, or a shift in customer preferences to competitors’ products, could result in increased pressure to lower our prices more rapidly than anticipated, increased sales and marketing expense, and/or market share loss. The consolidation of our competitors or collaboration among our competitors to deliver more comprehensive offerings than they could individually, may also impact our ability to compete effectively. To the extent our revenue is negatively impacted by competitive pressures and reduced pricing, our business could be harmed.
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
■Decisions by semiconductor companies, fabless chip design or system companies, device or other end product producers, and/or OEMs to develop IP development internally, rather than license IP from outside vendors due to budget constraints or excess engineering capacity.
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
■The potential effects of geopolitical conflicts, such as the military conflict between Russia and Ukraine and the conflict in Israel, including retaliatory, military and regulatory actions, or other actions that escalate tensions, including with respect to the conflict in Israel, actions involving Iran and other groups in the Middle East, on our customers’ engineering resources, design schedules, purchasing, development, sales and innovation responses and trends in response to such conflicts. Specifically, the conflict in Israel and Gaza has created an uncertain business and investment environment in the region. Many companies, particularly small to medium enterprises, are experiencing challenges raising money leading to cutbacks and project delays.
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
We have incurred net losses in certain periods historically. We incurred a net loss of $8.3 million and $9.2 million in the three months ended June 30, 2024 and 2023, respectively, and $17.7 million and $18.2 million in the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $121.0 million. We have spent significant funds on organizational and start-up activities, to recruit engineers and other employees and to support our research and development. The net losses we incur may fluctuate significantly from quarter to quarter and may increase as a result of geopolitical and market fluctuations, inflation, economic slowdown and/or recessionary pressures, COVID-19 or any future pandemic and other global economic factors.
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
■The effects of catastrophic and other disruptive events at our customers’ and/or end customers’ offices or facilities including, but not limited to, natural disasters, telecommunications failures, cyber-attacks, terrorist attacks, regional conflicts, pandemics, epidemics or other outbreaks of infectious disease, including the COVID-19 pandemic, breaches of security or loss of critical data.
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
We expect that we will continue to experience hiring challenges, including for engineering resources.
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
We derived 65.4% of our revenue for 2023, from sales to customers outside of the United States. In particular, we derived 31.1% of our revenue in 2023 from customers located in China. For the six months ended June 30, 2024, 64.7% of our revenue was derived from sales to customers outside of the United States and 30.1% of our revenue was derived from customers located in China. We expect our revenue from China to decrease due to the applicable U.S. government trade restrictions. As a result, the economic, political, legal and social conditions in China could harm our business. In addition, we have offices globally with our sales and research and development being conducted in offices located in the San Francisco Bay Area, Texas, France, China, South Korea, and Japan. Moreover, conducting business outside the United States subjects us to a number of additional risks and challenges, including:
■Changes in a specific country’s or region’s political, regulatory or economic conditions.
■Imposition of significant new export control regulations targeting the Chinese semiconductor industry and technical support of the Chinese semiconductor industry, tariffs and other barriers, restrictions and regional stability measures, including as between U.S.-China.
■A pandemic, epidemic or other outbreak of an infectious disease, including the COVID-19 pandemic and future pandemics, which may cause us or our distributors, vendors and/or customers to temporarily suspend our or their respective operations in the affected city or country or completely.

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

Downturns or volatility in general economic conditions, including as a result of geopolitical and macroeconomic conditions in the countries in which we conduct business, the COVID-19 pandemic or any other outbreaks of an infectious disease, could harm our business.
Our revenue, gross margin, and ability to achieve and maintain profitability depend significantly on general economic conditions and the demand for products in the markets in which our customers compete. Weaknesses in the global economy and financial markets, including the current weaknesses resulting from the COVID-19 pandemic or other future pandemic, and any adverse changes in general domestic and global economic conditions that may occur in the future, including any recession, economic slowdown or disruption of credit markets, may lead to, lower demand for products that incorporate our solutions, including in the automotive market, enterprise computing market, communications market, consumer electronics market, and industrial market. A decline in end-user demand can affect our customers’ demand for our products, the ability of our customers to obtain credit and otherwise meet their payment obligations and the likelihood of customers canceling or deferring existing orders. Our business could be harmed by such actions.
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
Any disruption in the credit markets, including as a result of the COVID-19 pandemic or other future pandemics, could also impede our access to capital. If we have limited access to additional financing sources, we may be required to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms or at all. All of these factors related to global economic conditions, which are beyond our control, could harm our business. For a more detailed discussion of the COVID-19 pandemic and its recent and potential impact on our business, see “—Our business has been, and may continue to be, adversely affected by health epidemics, pandemics and other outbreaks of infectious disease, including the COVID-19 pandemic.”
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
The semiconductor industry has also faced significant global supply chain issues as a result of the impact both on demand for devices to enable wireless connectivity and remote environments and on supply from the related imposition of government restrictions on staffing and facility operations due to the COVID-19 pandemic as well as other trends such as the increasing demand for semiconductors in automobiles and artificial intelligence, which together have resulted in the inability of fabrication plants to produce sufficient quantities of chips to meet demand, supply chain shortages and other disruptions. Numerous factors, including any further trade tensions between the U.S. and China, such as the revisions to the U.S. regulations governing the export of certain semiconductor related hardware and software to China announced by the U.S. Department of Commerce’s Bureau of Industry and Security on October 7, 2022, and or any military conflict between China and Taiwan may prolong or deepen these challenges faced by the industry.
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
Moreover, the automotive industry is affected by general economic, trade and geopolitical conditions and associated responses by governments of various countries, the automotive industry, including manufacturers, dealers, distributors, and third-party suppliers may be adversely impacted. For example, during the COVID-19 pandemic, many automotive manufacturers were forced to suspend manufacturing operations and may be required to do so again. In addition, government-imposed restrictions on businesses, operations and travel and the related economic uncertainty have impacted demand in many global markets. While demand in the automotive industry is dependent on a number of factors any adverse effects on the automotive industry could harm our business, as well as our ability to execute our growth strategy.
Our business has been, and may continue to be, adversely affected by health epidemics, pandemics and other outbreaks of infectious disease, including the COVID-19 or any similar pandemic.
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
Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. Our gross margins and financial results will suffer if we are unable to offset reductions in our average selling prices by reducing our costs, developing new or enhanced products or solutions on a timely basis with higher selling prices or gross margins, or increasing our sales volumes. In addition, there is significant pressure to maintain low royalty rates in certain markets where the end product may have a low average sales price, such as many consumer electronics products. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products on future or renewal agreements be lower than our historic royalty rates. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates on future or renewal agreements as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease with new or renewed customers, thereby decreasing future anticipated revenue and cash flow. Variable royalty revenue was 7% of our revenue for the six months ended June 30, 2024. Therefore, a significant decrease in our royalty revenue could materially adversely affect our operating results.
Moreover, royalty rates may be negatively affected by macroeconomic and geopolitical trends, including from global semiconductor supply chain issues (including from shortages in the availability of the supply of chips in several semiconductor sectors and applications), the COVID-19 or any future pandemic and its world effects and changes in products mix. Furthermore, consolidation among our customers may increase the leverage of our existing customers to extract concessions from us in royalty rates.

Changing currency exchange rates could harm our business.
We have operations and assets in the U.S. as well as foreign jurisdictions, and we prepare our consolidated financial statements in U.S. dollars, but a portion of our earnings and expenditures are denominated in other currencies. We therefore must translate our foreign assets, liabilities, revenue and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar may negatively affect the value of these items in our financial statements. In addition, since many of our sales in foreign jurisdictions are denominated in U.S. dollars, fluctuations in the value of foreign currencies relative to the U.S. dollar may effectively increase the price of our products in the currency of the jurisdiction in which the sale took place and may result in our products becoming too expensive for non-U.S. customers who do not conduct their business in U.S. dollars. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations. If the volume of our international operations increases and foreign currency exchange rates change, the impact to our consolidated statements of operations could be significant and may affect the comparability of operating results. The impact from foreign currency exchange for the six months ended June 30, 2024 was immaterial. We do not believe a 10% increase or decrease in foreign exchange rates would have resulted in a material impact to our operating results. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in the value of our net foreign currency investment, and our business may be harmed.
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
■We may have interests that diverge from or are adverse to those of our joint venture partners or other strategic partners, expose our IP and intellectual property rights to misappropriation or other licensing risks, and we may not be able to direct the management and operations of the joint venture or other strategic relationship in the manner we believe is most appropriate, exposing us to additional legal, financial, or technical risk.
■Investing in or making loans to early-stage companies often entails a high degree of risk, and we may not achieve the strategic, technological, financial or commercial benefits we anticipate; we may lose our investment, or fail to recoup our loan; or our investment may be illiquid for a greater-than-expected period of time.
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
We seek to protect our proprietary technology and innovations, particularly those relating to the design of our products, through patents, trade secrets and other intellectual property rights. As of June 30, 2024, we had 183 total allowed or issued patents, pending patent applications and non-expired provisional patent applications worldwide. Of these, we had 80 allowed or issued patents, 71 are U.S. allowed or issued patents, five are allowed or issued China patents, two are South Korea issued patents, one is a U.K. issued patent, and one is a Japan issued patent. The 80 allowed or issued patents generally expire between July 2035 and March 2042. As of June 30, 2024, we had 103 pending non-provisional and provisional patent application filings, including 34 in the United States, 26 in Europe, 23 in China, 11 in South Korea and nine in Japan. Maintenance of patent portfolios, particularly outside of the United States, is expensive, and the process of seeking patent protection is lengthy and costly. While we intend to maintain our current portfolio of patents and to continue to prosecute our currently pending patent applications and file future patent applications when appropriate, the value of these actions may not exceed their expense. Existing patents and those that may be issued from any pending or future applications may be subject to challenges, invalidation or circumvention, and the rights granted under our patents may not provide us with meaningful protection or any commercial advantage. In addition, the protection afforded under the patent laws of one country may not be the same as that in other countries. This means, for example, that our right to exclusively commercialize a product in those countries where we have patent rights for that product can vary on a country-by-country basis. We also may not have the same scope of patent protection in every country where we do business.

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
Cybersecurity threats continue to increase in frequency and sophistication; a successful cybersecurity or prolonged outage regardless of cause, attack could interrupt or disrupt our information technology systems, or those of our third-party service providers, or cause the loss of availability of confidential or protected data which could disrupt our business, force us to incur excessive costs or cause reputational harm.
Security breaches, computer malware, prolonged outages, and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers or partners. The size and complexity of our information systems make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or external service providers, vendors, or from attacks by malicious third parties. Such attacks are increasing in their frequency, levels of persistence, levels of sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 or any future pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition to unauthorized access to or acquisition of personal data, confidential information, intellectual property or other sensitive information, such attacks could include the deployment of harmful malware and ransomware, and may use a variety of methods, including denial-of-service attacks, phishing, social engineering and other means, to attain such unauthorized access or acquisition or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information. Like many other companies, we experience attempted cybersecurity actions on a frequent basis, and the frequency of such attempts could increase in the future. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent or quickly identify service interruptions or security breaches. For example, in 2019 a customer paid an invoice to a fraudulent third-party and such amount could not be recovered. The techniques used by cybercriminals to obtain unauthorized access to systems or sabotage systems, or disable or degrade services, change frequently, may not be recognized until launched against a target and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. We cannot assure that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages or breaches in our systems or those of our third-party services providers or partners. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us.

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
We maintain cyber liability and business interruption insurance renewed annually; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.
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

We are subject to government regulation, including import, export and economic sanctions laws and artificial intelligence regulations that may expose us to liability and increase our costs.
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
For the six months ended June 30, 2024, we derived 30.1% of our revenue from customers located in China. As a result, the economic, political, legal and social conditions in China could harm our business. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the IP we develop or license in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. We have observed sustained reports of intellectual property theft and misappropriation in China. Some of the other risks related to doing business in China include:
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

Political instability, changes in government, elections, or destabilizing political developments in or around the major countries and jurisdictions in which we do business have created challenges and an adverse business environment which in turn has impacted our business and financial condition. Worldwide and regional geopolitical tensions and conflicts, including but not limited to China, Hong Kong, Israel, Korea and Taiwan where our customers are located, have resulted in changing regulatory requirements or other disruptions that have and could continue to impact our international operations and operating strategies, global product demand and sales, access to global markets, hiring, and profitability. If a disaster, war or catastrophic event affects our ability to work with customers in any of these countries, including China, our business could be harmed by a decline in sales, increased contract expense, and substantial time spent on alternative demand generation. As a result of our growing operations in China, these risks could harm our business.
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
On August 9, 2023, President Biden signed an “Executive Order 14105 entitled Executive Order on Addressing United States Investments in Certain National Security Technologies and Products in Countries of Concern” that will impact certain investments by U.S. persons and companies in China. On June 21, 2024, the U.S. Department of Treasury issued a Notice of Proposed Rulemaking for implementing Executive Order 14105 with a comment period ending Aug 4, 2024. This new regulatory regime, once the final text is issued, will require notification to the Treasury Department of certain investments by U.S. persons and companies involving certain sectors and technologies in China and will prohibit other types of investments in China.

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
■Our joint venture or investment partners may infringe the IP we assign or license to such joint venture, or the IP of other parties, which may be adverse to us, expose us to litigation and other potential liabilities.
■Disputes may arise among us and our joint venture or investment partners that result in adverse business conditions, delays or termination of activities contemplated by such joint venture or investment or that could result in costly litigation or arbitration that diverts management attention and resources.
■Our joint venture or investment partners may not provide us with timely and accurate information regarding the status, compliance or activities of the joint venture or investment which could, among other things, impact our ability to accurately forecast financial results or provide timely information to our shareholders.
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
We continue to evaluate these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by the courts, regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. In addition, if we fail to comply with these rules and regulations, we could be subject to a number of penalties, including the delisting of our common stock, fines, sanctions or other regulatory action or civil litigation.
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
Our common stock is currently listed on the Nasdaq Stock Market under the symbol “AIP”. The price for our common stock may vary and an active or liquid market in our common stock may not be sustained. The lack of an active market may impair the value of your shares, your ability to sell your shares at the time you wish to sell them and the prices that you may obtain for your shares. An inactive market may also impair our ability to raise further capital by selling additional shares of our common stock and our ability to acquire other companies, products or technologies by using our common stock as consideration. Furthermore, there can be no guarantee that we will continue to satisfy the continued listing standards of Nasdaq. If we fail to satisfy the continued listing standards, we could be delisted, which would negatively impact the value and liquidity of your investment.
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
If our existing stockholders, including current or former employees sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of June 30, 2024, we had approximately 39.2 million shares of common stock outstanding.
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
As of June 30, 2024, K. Charles Janac, our President, Chief Executive Officer and Chairman, held voting power over approximately 26.8% of our outstanding voting stock. Therefore, this stockholder will have the ability to influence us through this ownership position. For example, this stockholder may be able to exercise significant influence over elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise could dilute the ownership and voting power of our other stockholders.
We have 300,000,000 shares of common stock authorized as of June 30, 2024. In addition, our Certificate of Incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our Certificate of Incorporation authorizes us to issue shares of common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock from time to time, for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, an acquisition, an investment, our stock incentive plans or otherwise. Such additional shares of our common stock or such other securities may be issued at a discount to the market price of our common stock at the time of issuance. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. As discussed below, the potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock. Any issuance of such securities could result in substantial dilution to our existing stockholders and cause the market price of shares of our common stock to decline.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 plans:
On May 8, 2024, Paul Alpern, Vice President and General Counsel, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 85,916 shares of the Company’s common stock until August 31, 2025.
On May 20, 2024, Nick Hawkins, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 171,796 shares of the Company’s common stock until August 31, 2025.
On June 6, 2024, Atiq Raza, Director, as the trustee of Saiyed Atiq Raza and Nandini Saraiya 2012 Revocable Trust Dated November 26, 2012, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 972,472 shares of the Company’s common stock until October 31, 2025.

On June 6, 2024, Isabelle Geday, Director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 15,550 shares of the Company’s common stock until September 8, 2025.
On June 7, 2024, Wayne Cantwell, Director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 180,000 shares of the Company’s common stock until August 31, 2025.
On June 12, 2024, Antonio Viana, Director, as the trustee of Viana Family Trust, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) and originally adopted on November 13, 2023 for the sale of up to 227,777 shares of the Company’s common stock until April 30, 2025.
On June 13, 2024, Antonio Viana, Director, as the trustee of Viana Family Trust, adopted a Rule 10b5-1 trading arrangement of Viana Family Trust that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 223,309 shares of the Company’s common stock until September 30, 2025.
Change in Control Agreement:
On July 30, 2024, the Company executed amended and restated change in control executive severance agreements (each, the A&R Severance Agreement and together, the A&R Severance Agreements) with certain Company executives, including with K. Charles Janac, Laurent Moll and Nicholas B. Hawkins. The A&R Severance Agreements, which replace earlier versions, are substantively consistent with the severance agreements earlier approved by the Board in September 2021; however, the A&R Severance Agreements now contain an auto-renewal provision. The foregoing description of the A&R Severance Agreements is qualified in its entirety by reference to the A&R Severance Agreement form, which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arteris, Inc.	8-K	3.1	10-29-2021
3.2	Amended and Restated Bylaws of Arteris, Inc.	8-K	3.2	10-29-2021
4.1	Specimen Stock Certificate evidencing the shares of common stock.	S-1/A	4.1	10-18-2021
10.1#	Amended and Restated Change in Control and Severance Agreement				X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).				X

#	Indicates a management contract or compensatory plan or arrangement.
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

Date: August 1, 2024

Arteris, Inc.

By:	/s/ K. Charles Janac
Name:	K. Charles Janac
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nicholas B. Hawkins
Name:	Nicholas B. Hawkins
Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)