Form 10-Q
period 2024-09-30
Arteris, Inc.
filed 2024-11-05
CIK 1667011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of October 29, 2024, there were 40,177,393 shares of the registrant’s common stock outstanding.

Part I - Financial Information
Item 1. Financial Statements
Arteris, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	As of
	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$17,829	$13,696
Short-term investments (Note 5)	30,840	27,477
Accounts receivable, net of allowance of $93 as of both September 30, 2024 and December 31, 2023	8,715	12,003
Prepaid expenses and other current assets	5,396	5,254
Total current assets	62,780	58,430
Property and equipment, net	4,058	5,745
Long-term investments (Note 5)	5,839	11,802
Equity method investment	6,436	8,500
Operating lease right-of-use assets	4,070	4,289
Intangibles, net	3,245	3,858
Goodwill	4,178	4,178
Other assets	7,109	5,999
TOTAL ASSETS	$97,715	$102,801
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$141	$183
Accrued expenses and other current liabilities	12,966	11,831
Operating lease liabilities, current	948	781
Deferred revenue, current	38,991	31,537
Vendor financing arrangements, current	1,172	2,070
Total current liabilities	54,218	46,402
Deferred revenue, noncurrent	26,511	25,172
Operating lease liabilities, noncurrent	3,332	3,610
Vendor financing arrangements, noncurrent	669	1,292
Deferred income, noncurrent	7,928	8,810
Other liabilities	2,848	2,412
Total liabilities	95,506	87,698
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, par value of $0.001 - 10,000,000 shares authorized as of both September 30, 2024 and December 31, 2023; no shares issued and outstanding as of both September 30, 2024 and December 31, 2023	—	—
Common stock, par value of $0.001 - 300,000,000 shares authorized as of both September 30, 2024 and December 31, 2023; 40,127,476 and 37,518,583 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	40	37
Additional paid-in capital	130,678	118,193
Accumulated other comprehensive income	172	120
Accumulated deficit	(128,681)	(103,247)
Total stockholders' equity	2,209	15,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,715	$102,801
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue
Licensing, support and maintenance	$13,507	$12,084	$38,799	$36,926
Variable royalties and other	1,206	1,190	3,436	4,236
Total revenue	14,713	13,274	42,235	41,162
Cost of revenue	1,461	1,280	4,387	3,629
Gross profit	13,252	11,994	37,848	37,533
Operating expenses:
Research and development	11,923	10,997	33,475	34,465
Sales and marketing	4,962	5,024	15,431	15,630
General and administrative	4,286	4,426	13,436	13,331
Total operating expenses	21,171	20,447	62,342	63,426
Loss from operations	(7,919)	(8,453)	(24,494)	(25,893)
Interest expense	(55)	(77)	(199)	(136)
Other income (expense), net	775	898	2,576	2,641
Loss before income taxes and loss from equity method investment	(7,199)	(7,632)	(22,117)	(23,388)
Loss from equity method investment, net of tax	580	919	2,064	2,487
Provision for (benefit from) income taxes	(92)	(398)	1,253	453
Net loss	$(7,687)	$(8,153)	$(25,434)	$(26,328)

Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.23)	$(0.66)	$(0.75)
Weighted average shares used in computing per share amounts, basic and diluted	39,295,743	36,010,106	38,496,838	35,291,207
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(7,687)	$(8,153)	$(25,434)	$(26,328)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities, net of tax	134	12	52	(55)
Comprehensive loss	$(7,553)	$(8,141)	$(25,382)	$(26,383)
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—June 30, 2024	39,193,088	$39	$126,192	$38	$(120,994)	$5,275
Issuance of common stock upon exercise of stock options	125,978	—	119	—	—	119
Issuance of common stock for settlement of Restricted Stock Units (RSUs)	808,410	1	(1)	—	—	—
Stock-based compensation expense	—	—	4,368	—	—	4,368
Unrealized gains on available-for-sale securities, net of tax	—	—	—	134	—	134
Net loss	—	—	—	—	(7,687)	(7,687)
BALANCE—September 30, 2024	40,127,476	$40	$130,678	$172	$(128,681)	$2,209

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—June 30, 2023	36,033,361	$36	$111,403	$34	$(84,553)	$26,920
Issuance of common stock upon exercise of stock options	135,750	—	43	—	—	43
Issuance of common stock for settlement of RSUs	728,362	1	(1)	—	—	—
Tax withholding on RSUs settlement	(70,818)	—	(507)	—	—	(507)
Stock-based compensation expense	—	—	3,714	—	—	3,714
Unrealized gains on available-for-sale securities, net of tax	—	—	—	12	—	12
Net loss	—	—	—	—	(8,153)	(8,153)
BALANCE—September 30, 2023	36,826,655	$37	$114,652	$46	$(92,706)	$22,029
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(Unaudited)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—December 31, 2023	37,518,583	$37	$118,193	$120	$(103,247)	$15,103
Issuance of common stock upon exercise of stock options	660,648	1	702	—	—	703
Issuance of common stock for settlement of RSUs	1,948,245	2	(2)	—	—	—
Stock-based compensation expense	—	—	11,785	—	—	11,785
Unrealized gains on available-for-sale securities, net of tax	—	—	—	52	—	52
Net loss	—	—	—	—	(25,434)	(25,434)
BALANCE—September 30, 2024	40,127,476	$40	$130,678	$172	$(128,681)	$2,209

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—December 31, 2022	34,625,875	$34	$103,778	$101	$(66,378)	$37,535
Issuance of common stock upon exercise of stock options	779,227	1	459	—	—	460
Issuance of common stock for settlement of RSUs	1,503,925	2	(2)	—	—	—
Tax withholding on RSUs settlement	(82,372)	—	(564)	—	—	(564)
Stock-based compensation expense	—	—	10,981	—	—	10,981
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	(26,328)	(26,328)
BALANCE—September 30, 2023	36,826,655	$37	$114,652	$46	$(92,706)	$22,029
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,434)	$(26,328)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,474	2,240
Stock-based compensation	11,807	10,981
Amortization of deferred income	(885)	(882)
Loss from equity method investment	2,064	2,487
Net accretion of discounts on available-for-sale securities	(522)	(698)
Other, net	124	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	3,288	(3,225)
Prepaid expenses and other assets	(1,249)	(495)
Accounts payable	(43)	(237)
Accrued expenses and other liabilities	1,494	1,544
Deferred revenue	8,793	1,866
Net cash provided by (used in) operating activities	1,911	(12,750)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(274)	(1,075)
Purchases of available-for-sale securities	(25,997)	(35,373)
Proceeds from maturities of available-for-sale securities and other	29,169	33,150
Other	—	(25)
Net cash provided by (used in) investing activities	2,898	(3,323)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of contingent consideration for business combination	—	(1,269)
Principal payments under vendor financing arrangements	(1,438)	(1,041)
Proceeds from exercise of stock options	703	460
Payments to tax authorities for shares withheld from employees	—	(564)
Other	59	79
Net cash used in financing activities	(676)	(2,335)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,133	(18,408)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	14,084	37,423
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$18,217	$19,015

Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$17,829	$18,627
Restricted cash, noncurrent	388	388
Cash, cash equivalents and restricted cash at end of period	$18,217	$19,015

Noncash activities:
Purchase of property and equipment through vendor financing	$—	$2,592
Operating lease right-of-use assets, exchanged for lease obligations	$464	$480
See accompanying notes to unaudited condensed consolidated financial statements.

ARTERIS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.    DESCRIPTION OF BUSINESS
Arteris, Inc. was incorporated in Delaware on April 12, 2004. Arteris, Inc. and its subsidiaries (collectively, the Company or Arteris) develop, license, and support the on-chip interconnect fabric technology used in System-on-Chip (SoC) designs for a variety of devices and in the development and distribution of Network-on-Chip (NoC) interconnect intellectual property (IP). The Company also provides software and services to enable efficient deployment of NoC IP, IP support & maintenance services, professional services and training and on-site support services. The Company is headquartered in Campbell, California and has offices in the United States, France, Japan, South Korea, Taiwan and China. In June 2024, the Company registered a subsidiary in Poland and is taking steps to establish an office there.
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
The operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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

Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. The Company’s cash equivalents include deposits in money market accounts which were unrestricted as to withdrawal or use and are stated at fair value. The Company’s cash equivalents occasionally include certificates of deposit. As of September 30, 2024, cash and cash equivalents consisted primarily of checking, savings, money market accounts, certificates of deposit and highly liquid investments with original maturities of three months or less. Interest earned on cash and cash equivalents is included in other income (expense), net in the unaudited consolidated statements of operations.
As of both September 30, 2024 and December 31, 2023, the Company’s long-term restricted cash balance was $0.4 million, primarily related to a letter of credit for its facility lease agreement. Restricted cash, noncurrent is included in other assets on the unaudited condensed consolidated balance sheets.
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
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	As of
	September 30, 2024	December 31, 2023
Customer A	24%	15%
Customer B	15%	—%
Customer C	*	26%
* Customer accounted for less than 10% of total accounts receivable at period end.
Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	15%	13%	15%	*
* Customer accounted for less than 10% of total revenue during the period.
Stock-based Compensation
The Company measures equity classified stock-based awards, including stock options and RSUs granted to employees, directors, and non-employees based on the estimated fair values of the awards on the date of the grant. Stock-based compensation expense for awards with service-based vesting only is recognized on a straight-line basis over the requisite service period which is generally the vesting period of such awards, as a component of operating expenses within the consolidated statements of operations. For awards that include performance conditions stock-based compensation expense is recognized on a graded vesting basis over the requisite service period. Compensation expense is not recognized until the performance condition becomes probable. The Company accounts for forfeitures related to these awards as they occur.
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
Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2024 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2023.
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. This ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024. The Company does not expect the adoption of ASU 2023-09 to have a significant impact on its consolidated financial statements and will adopt the standard effective January 1, 2025.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company plans to adopt ASU 2023-07 effective for the Annual Report on Form 10-K for the year ending December 31, 2024 and subsequent interim periods. The adoption of ASU 2023-07 is not expected to have a significant impact on the Company’s consolidated financial statements.
3.    REVENUE
Disaggregated Revenue
The following table shows revenue by product and services groups (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Licensing, support and maintenance	$13,507	$12,084	$38,799	$36,926
Variable royalties	1,176	1,068	2,965	4,058
Other	30	122	471	178
Total	$14,713	$13,274	$42,235	$41,162

Contract Balances
The following table provides information about accounts receivable, net, contract assets and deferred revenue (in thousands):

	As of
	September 30, 2024	December 31, 2023
Accounts receivable, net	$8,715	$12,003
Contract assets, current portion	$187	$312
Contract assets, noncurrent portion	$45	$566
Deferred revenue	$65,502	$56,709
The Company recognized revenue of $12.3 million and $10.7 million for the three months ended September 30, 2024 and 2023, respectively, and $28.9 million and $23.7 million for the nine months ended September 30, 2024 and 2023, respectively, that was included in the deferred revenue balance at the beginning of the respective periods. Contract assets, current, and contract assets, noncurrent are included in prepaid expenses and other current assets and other assets, respectively, on the unaudited condensed consolidated balance sheets.
As of September 30, 2024, non-cancelable contracted but unsatisfied or partially satisfied performance obligations that have not yet been recognized is $76.6 million which includes deferred revenue, amounts that will be invoiced and recognized as revenues in future periods and Flexible Spending Accounts (FSA) commitments, from customers where actual product selection and quantities of specific products are to be determined by customers at a future period. The Company expects to recognize $42.5 million of this balance over the next 12 months and the remainder thereafter. FSA commitments amounted to $3.2 million and $6.2 million as of September 30, 2024 and December 31, 2023, respectively. The Company has elected to exclude the potential future royalty receipts from these amounts.
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

	As of
	September 30, 2024	December 31, 2023
Short-term commission capitalized in prepaid expenses and other current assets	$2,136	$2,408
Long-term commission capitalized in other assets	1,450	1,353
Total	$3,586	$3,761
Amortization of capitalized sales commissions was $0.8 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively, and $2.6 million and $2.8 million for the nine months ended September 30, 2024 and 2023, respectively, and are included in sales and marketing expense in the unaudited condensed consolidated statements of operations.

4.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(7,687)	$(8,153)	$(25,434)	$(26,328)
Denominator:
Weighted-average shares outstanding, basic and diluted	39,295,743	36,010,106	38,496,838	35,291,207
Net loss per share, basic and diluted	$(0.20)	$(0.23)	$(0.66)	$(0.75)
Since the Company was in a loss position for all periods presented, the diluted earnings per share is equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.
The following table summarizes the potentially dilutive securities that were excluded from the calculation of diluted earnings per share because they would be anti-dilutive:

	As of
	September 30, 2024	September 30, 2023
Stock options	2,259,303	2,997,359
Restricted stock units	5,647,231	6,234,174
Restricted common shares issued for business combination	234,859	331,574
Shares committed under the 2021 ESPP	81,545	—
Total	8,222,938	9,563,107
5.    INVESTMENTS
The following tables summarize the fair value and amortized cost of the Company’s cash equivalents and available-for-sale securities by major security type (in thousands):

	As of September 30, 2024
	Amortized Cost	Unrealized Gains	Aggregate Fair Value
Assets:
U.S. government agency securities	$17,184	$64	$17,248
U.S. treasury securities	11,159	10	11,169
Corporate bonds	8,257	18	8,275
Money market funds	7,402	—	7,402
Certificate of deposit	5,000	—	5,000
Commercial paper	1,486	—	1,486
Total financial assets	$50,488	$92	$50,580

	As of December 31, 2023
	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value
Assets:
U.S. government agency securities	$19,461	$29	$19,490
U.S. treasury securities	10,630	3	10,633
Money market funds	8,026	—	8,026
Corporate bonds	5,649	9	5,658
Certificate of deposit	5,000	—	5,000
Commercial paper	990	(1)	989
Total financial assets	$49,756	$40	$49,796

The maturity dates of the Company’s investments are as follows (in thousands):

September 30, 2024
Less than one year	$44,741
1-2 years	5,839
Total	$50,580
As of September 30, 2024 and December 31, 2023, securities with a fair value of $0.8 million and $3.7 million, respectively, were in a continuous net unrealized loss position for more than 12 months. As of both September 30, 2024 and December 31, 2023, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor does it foresee or project that it will be required to sell those investments before recovery of their amortized costs basis, which may be at maturity. Thus, as of both September 30, 2024 and December 31, 2023 no allowance for credit losses or impairment losses for the Company’s investments were recorded.
6.    FAIR VALUE MEASUREMENTS
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Equity method investments, and certain non-financial assets, such as intangible assets are remeasured at fair value only if an impairment or observable price adjustment is recognized in the current period.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include vendor financing arrangements. The carrying value of the vendor financing agreements was $1.8 million and $3.4 million as of September 30, 2024 and December 31, 2023, respectively. The Company’s vendor financing arrangements are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon the Company’s incremental borrowing rate. The estimated fair values of these financial instruments approximate their carrying values.
Financial Instruments Recorded at Fair Value on a Recurring Basis
The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of
	September 30, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Certificate of deposit	$—	$5,000	$—	$5,000
Money market funds	7,402	—	—	7,402
U.S. treasury securities	—	1,498	—	1,498
Total cash equivalents	7,402	6,498	—	13,900
Short-term investments:
Commercial paper	—	1,486	—	1,486
Corporate bonds	—	8,275	—	8,275
U.S. government agency securities	—	11,409	—	11,409
U.S. treasury securities	—	9,671	—	9,671
Total short-term investments	—	30,841	—	30,841
Long-term investments:
U.S. government agency securities	—	5,839	—	5,839
Total long-term investments	—	5,839	—	5,839
Total financial assets	$7,402	$43,178	$—	$50,580

	As of
	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$8,026	$—	$—	$8,026
U.S. treasury securities	—	2,491	—	2,491
Total cash equivalents	8,026	2,491	—	10,517
Short-term investments:
Certificate of deposit	—	5,000	—	5,000
Commercial paper	—	989	—	989
Corporate bonds	—	3,696	—	3,696
U.S. government agency securities	—	9,650	—	9,650
U.S. treasury securities	—	8,142	—	8,142
Total short-term investments	—	27,477	—	27,477
Long-term investments:
Corporate bonds	—	1,962	—	1,962
U.S. government agency securities	—	9,840	—	9,840
Total long-term investments	—	11,802	—	11,802
Total financial assets	$8,026	$41,770	$—	$49,796
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
7.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets, net
Intangible assets, net consisted of the following as of September 30, 2024 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$3,590	$(1,676)	$1,914
Customer relationships	1,830	(687)	1,143
Trade name and other	200	(12)	188
Total intangibles	$5,620	$(2,375)	$3,245
Intangible assets, net consisted of the following as of December 31, 2023 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$3,090	$(1,247)	$1,843
Customer relationships	1,830	(515)	1,315
IPR&D	500	—	500
Trade name and other	200	—	200
Total intangibles	$5,620	$(1,762)	$3,858
In July 2024, the Company completed an IPR&D project that resulted in the reclassification of $0.5 million from IPR&D to developed technology. Amortization expense of intangible assets was $0.2 million for both the three months ended September 30, 2024 and 2023, and $0.6 million for both the nine months ended September 30, 2024 and 2023.

The expected future amortization expense of these intangible assets as of September 30, 2024 is as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2024	$221
2025	856
2026	544
2027	527
2028	516
Thereafter	431
Total future amortization expense	$3,095
Goodwill
As of both September 30, 2024 and December 31, 2023, goodwill was $4.2 million. No goodwill impairments were recorded during the three and nine months ended September 30, 2024 and 2023.
8.    LEASES
The Company leases its offices at various locations under noncancelable operating lease agreements expiring at various dates through 2032. Under the terms of these agreements, the Company also bears the costs for certain insurance, property tax, and maintenance. The terms of certain lease agreements provide for increasing rental payments at fixed intervals.
Total operating lease related costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$319	$288	$965	$841
Short-term lease cost	25	32	38	147
Total lease cost	$344	$320	$1,003	$988
The weighted-average remaining term of the Company’s operating leases was 4.1 years and 4.8 years as of September 30, 2024 and December 31, 2023, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 10.0% as of both September 30, 2024 and December 31, 2023. Cash payments made related to operating lease liabilities were $0.3 million for both the three months ended September 30, 2024 and 2023, and $0.8 million for both the nine months ended September 30, 2024 and 2023.
Maturities of operating lease liabilities as of September 30, 2024 were as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2024	$333
2025	1,296
2026	1,254
2027	1,245
2028	839
Thereafter	260
Total undiscounted cash flows	5,227
Less: imputed interest	(947)
Present value of lease liabilities	$4,280

Operating lease liabilities, current	$948
Operating lease liabilities, noncurrent	3,332
Total lease liabilities	$4,280

9.    BORROWINGS
Vendor financing arrangements—The Company has various vendor financing arrangements with extended payment terms on the purchase of software licenses and equipment. In order to determine the present value of the commitments, the Company used an imputed interest rate of 10.0%, which is an estimate based on the Company’s collateralized borrowing rate.
Expected cash flows related to vendor financing arrangements as of September 30, 2024 were as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2024	$355
2025	1,089
2026	545
Total undiscounted cash flows	1,989
Less: Imputed interest	(148)
Present value of vendor financing arrangements	$1,841

Vendor financing arrangements, current	$1,172
Vendor financing arrangements, noncurrent	669
$1,841
Interest expense from vendor financing arrangements was $0.1 million for both the three months ended September 30, 2024 and 2023, and $0.2 million and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively.
10.    COMMITMENTS AND CONTINGENCIES
Letter of Credit—In conjunction with the execution of the operating lease for the Company’s new headquarter facility, a letter of credit in the amount of $0.4 million was issued and outstanding as of both September 30, 2024 and December 31, 2023. No draws have been made under such letter of credit.
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
The Company has incurred no actual payment obligations from these above-noted indemnification provisions and director and officer indemnity agreements for the three and nine months ended September 30, 2024 and 2023 and the unaudited condensed consolidated financial statements do not include liabilities for any potential indemnity-related obligations as of September 30, 2024 and December 31, 2023.
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
In December 2022, the Company received notice of a complaint filed against the Company and another defendant in the semiconductor industry, by Network System Technologies, LLC (NST) in the United States District Court for the Western District of Texas. Additional complaints were filed in the Eastern District of Texas against certain companies, including some customers of the Company, asserting among other things patent infringement seeking damages and injunctive relief. On September 4, 2024, the court in the Western District of Texas dismissed all claims against the Company without prejudice. The court will maintain jurisdiction solely for the purpose of enforcing a discovery order. The Company has not received any new claims involving the Company nor any new customer indemnity claims in connection with the NST litigation. The Company will continue to monitor this matter.
The Company has no material contractual noncancelable commitments as of both September 30, 2024 and December 31, 2023.
11.     STOCK-BASED COMPENSATION
Stock-based compensation expense is recorded on a departmental basis, based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$221	$181	$596	$386
Research and development	2,154	1,742	5,550	5,656
Sales and marketing	850	666	2,230	2,088
General and administrative	1,165	1,125	3,431	2,851
Total stock-based compensation	$4,390	$3,714	$11,807	$10,981
12. INCOME TAXES
The Company’s effective tax rate was (5.2)% and (1.8)% for the nine months ended September 30, 2024 and 2023, respectively. The Company’s income tax provision was $1.3 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively. The change in forecasted foreign withholding tax, changes in the geographic mix of worldwide earnings which are taxed at different rates, and the impact of losses in jurisdictions with full valuation allowances, has resulted in an increase in the income tax provision for the period ended September 30, 2024 compared to the period ended September 30, 2023.
The Company’s management continuously evaluates the need for a valuation allowance and, as of September 30, 2024, concluded that a full valuation allowance on its federal, state, and certain foreign jurisdictions deferred tax assets was still appropriate.
As of September 30, 2024 and 2023, the Company’s gross liability for unrecognized tax benefits was $3.5 million and $2.6 million, respectively. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2024 and 2023, the Company had no accrued interest or penalties related to its unrecognized tax benefits. If any unrecognized tax benefits are realized, it would not result in any income tax benefit as the Company currently has a full valuation allowance against the deferred tax assets in which there is currently an uncertain tax benefit.

13. RELATED PARTY TRANSACTIONS
The Company defines related parties as directors, executive officers, nominees for director, stockholders that have significant influence over the Company, or are a greater than 10% beneficial owner of the Company’s capital and their affiliates or immediate family members.
In November 2020, the Company entered into a lease agreement with Isabelle Geday, a member of the Board of Directors. The lease payments were less than $0.1 million for both the three months ended September 30, 2024 and 2023, and $0.1 million for both the nine months ended September 30, 2024 and 2023. In addition, the Company signed a consulting agreement with Ms. Geday on December 1, 2021, which was subsequently assigned to Magillem Design Services S.A., effective January 10, 2022. Prior to signing the consulting agreement, Ms. Geday was paid as an executive employee of the Company from December 1, 2020 through November 30, 2021. As a consultant, Ms. Geday will provide services for an initial three-year term and is eligible to receive $26,445 per month for the first 12 months of the consulting term and $19,445 per month for the remaining 24 months of the consulting term. For both the three and nine months ended September 30, 2024 and 2023, the Company paid Ms. Geday $0.1 million and $0.2 million for consulting services, respectively. Lastly, the 455,000 stock options and 62,200 RSUs granted in connection with Ms. Geday’s prior employment continue to vest. The Company recognized stock-based compensation expense of less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2024 and 2023, respectively, for the stock options and RSUs granted in connection with Ms. Geday’s prior employment.

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
As of September 30, 2024, we had 258 full-time employees and offices in nine locations in the United States, France, China, South Korea, Japan and Taiwan. As of September 30, 2024, we are taking steps to establish an office in Poland. For the three months ended September 30, 2024, we generated revenue of $14.7 million, net loss of $7.7 million, and net loss per share, basic and diluted of $0.20. As of September 30, 2024, we had Annual Contract Value (as defined below) of $56.4 million. During the three months ended September 30, 2024, we had 14 Confirmed Design Starts (as defined below).

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
Terms of our Agreements with Customers
Our revenue from period to period can be impacted by the terms of the agreements we enter into with our customers. For example, in 2023, we made certain changes to SIA agreements that result in the ratable recognition of the related license revenue over the contract term. As a result of how these contracts are structured and the revenue is recognized, our revenue in the three and nine months ended September 30, 2024 may not be comparable to future periods if we do not enter into similar contractual agreements. Further, a meaningful percentage of our revenue is generated through royalty payments. Because the time between a new license agreement win and the customer’s end product being sold can be substantial, with sales of the end product being subject to a number of factors outside our control, our revenue from royalties is difficult to predict. As a result of the foregoing, revenue may fluctuate significantly from period to period and any increase or decrease in such revenue may not be indicative of future period-to-period increases or decreases.

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
Impact of Operating Globally
We believe our products’ global footprint provides us with the opportunity to enter new markets and accelerate our growth. For the nine months ended September 30, 2024, 63.4% of our revenue was derived from sales to customers outside of the United States and 30.0% of our revenue was derived from customers located in China, respectively. For 2023, 65.4% of our revenue was derived from sales to customers outside of the United States and 31.1% of our revenue was derived from customers located in China. While we believe operating internationally has beneficially impacted our results of operations, we are subject to inherent risks attributed to operating in a global economy. Further, our international operations have been, and may in the future continue to be, subject to restrictive government regulations. For example, U.S. export regulations, including regulations announced October 7, 2022 and further amended effective November 17, 2023, that impose broad end-use and other restrictions on doing business with certain customers and facilities in China that develop or produce semiconductor chips or manufacturing equipment, may limit or adversely impact our ability to license or support our products to entities in or doing business with certain advanced AI or “supercomputer” design companies, foundries and manufacturers of assemblies and components in China. As a result of these restrictions, our customers may experience changes to or delays in their design projects, and we may face challenges to maintain our revenue and/or our revenue may decrease.
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
Annual Contract Value
We define Annual Contract Value (ACV) for an individual customer agreement as the total fixed fees under the agreement divided by the number of years in the agreement term. Our total ACV is the aggregate ACVs for all our customers as measured at a given point in time. Total fixed fees include licensing, support and maintenance and other fixed fees under IP licensing or software licensing agreements but exclude variable revenue derived from licensing agreements with customers, particularly royalties. ACV was $56.4 million and $52.3 million as of September 30, 2024 and 2023, respectively. In addition, total ACV plus royalties was $60.5 million and $57.3 million as of September 30, 2024 and 2023, respectively. ACV plus royalties is calculated based on ACV and the trailing-twelve-months variable royalties and other revenue. We monitor ACV to measure our success and believe the increase in the number shows our progress in expanding our customers’ adoption of our platform. We believe ACV provides investors with useful information to assess the strength and trajectory of our business as growth demonstrates the expansion of customer adoption of our platform. ACV fluctuates due to a number of factors, including the timing, duration and dollar amount of customer contracts.
Active Customers
We define Active Customers as customers who have entered into a license agreement with us that remains in effect. The retention and expansion of our relationships with existing customers are key indicators of our revenue potential. During the three months ended September 30, 2024, our net new Active Customers was negative one. We added one net new Active Customer during the three months ended September 30, 2023.
Confirmed Design Starts
We define Confirmed Design Starts as when customers confirm their commencement of new semiconductor designs using our interconnect IP and notify us. Confirmed Design Starts is a metric management uses to assess the activity level of our customers in terms of the number of new semiconductor designs that are started using our interconnect IP in a given period. Our interconnect IP and NoC interface IP customer base contributed to a total of 14 and 22 design starts during the three months ended September 30, 2024 and 2023, respectively. We believe that the number of Confirmed Design Starts is an important indicator of the growth of our business and future royalty revenue trends.
Remaining Performance Obligations
We define Remaining Performance Obligations (RPO) as the amount of contracted future revenue that has not yet been recognized, including deferred revenue, billed and unbilled cancelable and non-cancelable contracted amounts.
The RPO amount is intended to provide visibility into future revenue streams. We expect RPO to fluctuate up or down from period to period for several reasons, including amounts, timing, and duration of customer contracts, as well as the timing of billing cycles for each contract. Our RPO was $78.4 million and $62.5 million as of September 30, 2024 and 2023, respectively.
Components of Our Results of Operations
Revenue: Our revenue is primarily derived from licensing intellectual property, licensing software, support and maintenance services, professional services, training services, and royalties. Our agreements often include other service elements including training and professional services which were immaterial for the three and nine months ended September 30, 2024 and 2023, respectively.

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
Our SIA products and CSRCompiler product arrangements provide customers the right to software licenses, software updates and technical support. The software licenses are time-based licenses with terms generally ranging from one to three years. These arrangements generally have two distinct performance obligations that consist of transferring the licensed software and the support and maintenance service. Support and maintenance services consist of a stand-ready obligation to provide technical support and software updates over the support term. Revenue allocated to the software license is generally recognized at a point in time upon the later of the delivery date or the beginning of the license period, and revenue allocated to support services is recognized ratably over the support term. Certain SIA solutions contracts include termination rights that allow the customer to cancel and receive a pro-rata refund on support and maintenance services at the end of each month of the contract period, which results in a ratable recognition of the related license revenue over the contract term.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Total revenue	$14,713	$13,274	$42,235	$41,162
Cost of revenue (1)	1,461	1,280	4,387	3,629
Gross profit	13,252	11,994	37,848	37,533
Operating expenses:
Research and development (1)	11,923	10,997	33,475	34,465
Sales and marketing (1)	4,962	5,024	15,431	15,630
General and administrative (1)	4,286	4,426	13,436	13,331
Total operating expenses	21,171	20,447	62,342	63,426
Loss from operations	(7,919)	(8,453)	(24,494)	(25,893)
Interest expense	(55)	(77)	(199)	(136)
Other income (expense), net	775	898	2,576	2,641
Loss before income taxes and loss from equity method investment	(7,199)	(7,632)	(22,117)	(23,388)
Loss from equity method investment, net of tax	580	919	2,064	2,487
Provision for (benefit from) income taxes	(92)	(398)	1,253	453
Net loss	$(7,687)	$(8,153)	$(25,434)	$(26,328)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$221	$181	$596	$386
Research and development	2,154	1,742	5,550	5,656
Sales and marketing	850	666	2,230	2,088
General and administrative	1,165	1,125	3,431	2,851
Total stock-based compensation	$4,390	$3,714	$11,807	$10,981

The following table summarizes our results of operations as a percentage of total revenue for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(as a percentage of total revenue)
Total revenue	100%	100%	100%	100%
Cost of revenue	10	10	10	9
Gross profit	90	90	90	91
Operating expenses:
Research and development	81	83	79	84
Sales and marketing	34	38	37	38
General and administrative	29	33	32	32
Total operating expenses	144	154	148	154
Loss from operations	(54)	(64)	(58)	(63)
Interest expense	—	—	—	—
Other income (expense), net	5	7	6	6
Loss before income taxes and loss from equity method investment	(49)	(57)	(52)	(57)
Loss from equity method investment, net of tax	4	7	5	6
Provision for (benefit from) income taxes	(1)	(3)	3	1
Net loss	(52)%	(61)%	(60)%	(64)%
Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Licensing, support and maintenance	$13,507	$12,084	$1,423	12%
Variable royalties	1,176	1,068	108	10%
Other	30	122	(92)	(75)%
Total	$14,713	$13,274	$1,439	11%
Revenue from licensing, support and maintenance increased $1.4 million for the three months ended September 30, 2024 when compared to the three months ended September 30, 2023. The increase was primarily due to new license arrangements with existing customers. Growth in our variable royalty revenue was primarily due to an increase in production from existing customers.
Cost of revenue

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Cost of revenue	$1,461	$1,280	$181	14%
Cost of revenue increased $0.2 million or 14%, to $1.5 million for the three months ended September 30, 2024 from $1.3 million for the three months ended September 30, 2023. The increase in cost of revenue during the three months ended September 30, 2024 was primarily due to higher FAE employee-related expenses.

Operating expenses

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Research and development	$11,923	$10,997	$926	8%
Sales and marketing	4,962	5,024	(62)	(1)%
General and administrative	4,286	4,426	(140)	(3)%
Total operating expenses	$21,171	$20,447	$724	4%
Research and development expenses
R&D expenses increased, $0.9 million, or 8%, to $11.9 million for the three months ended September 30, 2024 from $11.0 million for the three months ended September 30, 2023. The increase in R&D expenses was due to higher employee-related costs of $0.4 million primarily attributable to increased engineering headcount to support our continued growth and investment in our interconnect technology and SIA solutions. We also incurred higher stock-based compensation expense of $0.4 million primarily related to new grants in 2024.
Sales and marketing expenses
S&M expenses remained relatively flat for the three months ended September 30, 2024 when compared to the three months ended September 30, 2023.
General and administrative expenses
G&A expenses remained relatively flat for the three months ended September 30, 2024 when compared to the three months ended September 30, 2023.
Interest expense

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Interest expense	$(55)	$(77)	$22	(29)%
Interest expense remained relatively flat for the three months ended September 30, 2024 when compared to the three months ended September 30, 2023.
Other income (expense), net

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Other income (expense), net	$775	$898	$(123)	(14)%
Other income (expense), net remained relatively flat for the three months ended September 30, 2024, when compared to the three months ended September 30, 2023.

Loss from equity method investment

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Loss from equity method investment	$580	$919	$(339)	(37)%
Loss from equity method investment was $0.6 million for the three months ended September 30, 2024, compared to $0.9 million for the three months ended September 30, 2023, representing our proportionate share of Transchip’s net loss during the three months ended June 30, 2024. The decrease in loss from equity method investment was primarily due to Transchip recognizing higher revenue, resulting in lower losses, during the three months ended June 30, 2024, compared to the same period in 2023. Such losses are expected to continue in the near future.
Provision for (benefit from) income taxes

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$(92)	$(398)	$306	(77)%
The provision for (benefit from) income taxes was a benefit of $0.1 million for the three months ended September 30, 2024 compared to a benefit of $0.4 million for the three months ended September 30, 2023. The increase in our income tax expense was due to a change in the forecasted geographic mix of worldwide earnings which are taxed at different statutory tax rates, the impact of losses in jurisdictions which have full valuation allowances, and changes in current year foreign withholding taxes. Foreign withholding taxes are generally assessed on gross revenue generated, rather than pre-tax income, in certain countries in which the Company does not file an income tax return.
Comparison of the Nine Months Ended September 30, 2024 and 2023
Revenue

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Licensing, support and maintenance	$38,799	$36,926	$1,873	5%
Variable royalties	2,965	4,058	(1,093)	(27)%
Other	471	178	293	165%
Total	$42,235	$41,162	$1,073	3%
Revenue from licensing, support and maintenance increased $1.9 million during the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023. The increase was primarily due to new license arrangements with existing customers. The change in variable royalty revenue was primarily due to revenue from royalty audit findings and other one-time up-front royalties from certain customers in 2023. Other revenue increased due to timing of completion of professional services.

Cost of revenue

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Cost of revenue	$4,387	$3,629	$758	21%
Cost of revenue increased, $0.8 million, or 21%, to $4.4 million for the nine months ended September 30, 2024 from $3.6 million for the nine months ended September 30, 2023. The increase in cost of revenue was primarily due to higher FAE employee-related expenses.
Operating expenses

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Research and development	$33,475	$34,465	$(990)	(3)%
Sales and marketing	15,431	15,630	(199)	(1)%
General and administrative	13,436	13,331	105	1%
Total operating expenses	$62,342	$63,426	$(1,084)	(2)%
Research and development expenses
R&D expenses decreased, $1.0 million, or 3%, to $33.5 million for the nine months ended September 30, 2024 from $34.5 million for the nine months ended September 30, 2023. The decrease in R&D expenses was primarily due to $0.9 million of grants received by our subsidiary in France for R&D projects.
Sales and marketing expenses
S&M expenses remained relatively flat for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023.
General and administrative expenses
G&A expenses remained relatively flat for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023.
Interest expense

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Interest expense	$(199)	$(136)	$(63)	46%
Interest expense remained relatively flat for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023.

Other income (expense), net

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Other income (expense), net	$2,576	$2,641	$(65)	(2)%
Other income (expense), net remained relatively flat for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023.
Loss from equity method investment

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Loss from equity method investment	$2,064	$2,487	$(423)	(17)%
Loss from equity method investment was $2.1 million for the nine months ended September 30, 2024, compared to $2.5 million for the nine months ended September 30, 2023, representing our proportionate share of Transchip’s net loss during the trailing nine months ended June 30, 2024. The decrease in loss from equity method investment was primarily due to Transchip recognizing higher revenue during the trailing nine months ended June 30, 2024, compared to the trailing nine months ended June 30, 2023. Such losses are expected to continue in the near future.
Provision for income taxes

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Provision for income taxes	$1,253	$453	$800	177%
Provision for income taxes for the nine months ended September 30, 2024 was $1.3 million, compared to $0.5 million for the nine months ended September 30, 2023. The increase in our income tax expense was due to a change in the forecasted geographic mix of worldwide earnings which are taxed at different statutory tax rates, the impact of losses in jurisdictions which have full valuation allowances, and changes in current year foreign withholding taxes. Foreign withholding taxes are generally assessed on gross revenue generated, rather than pre-tax income, in certain countries in which the Company does not file an income tax return.
Liquidity and Capital Resources
Since inception, we have financed operations primarily from payments received from our customers, the net proceeds from the sale of our common stock in the IPO as well as the net proceeds from the private issuance of our convertible preferred stock and common stock. As of September 30, 2024, we had $48.7 million in cash and cash equivalents and short-term investments of which $1.8 million was held by our foreign subsidiaries. In addition, as of September 30, 2024, we also had $5.8 million in long-term investments.

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
Cash Flows
The following table summarizes changes in our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$1,911	$(12,750)
Net cash provided by (used in) investing activities	$2,898	$(3,323)
Net cash used in financing activities	$(676)	$(2,335)
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
For the nine months ended September 30, 2024, net cash provided by operating activities was $1.9 million, primarily due to our net loss of $25.4 million, adjusted for non-cash charges of $15.1 million and $12.3 million changes in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $11.8 million, depreciation and amortization of $2.5 million and loss from our equity method investment of $2.1 million, partially offset by amortization of deferred income of $0.9 million and net accretion of discounts on available-for-sale securities of $0.5 million. The drivers of the changes in operating assets and liabilities were a $8.8 million increase in deferred revenue, a $3.3 million decrease in accounts receivable and a $1.5 million increase in accrued expenses and other liabilities, partially offset by a $1.2 million increase in prepaid expense and other assets.
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
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2024 was $2.9 million, primarily attributable to proceeds from maturities of available-for-sale securities and certificate of deposit, partially offset by purchases of available-for-sale securities and property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2023 was $3.3 million, primarily attributable to purchases of property and equipment, available-for-sale securities and certificate of deposit, partially offset by proceeds from maturities of available-for-sale securities.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2024 was $0.7 million, primarily attributable to principal payments under vendor financing arrangements, partially offset by proceeds from exercise of stock options.

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
Often, we compete against larger companies that possess substantial financial, technical, research and development and engineering resources that can be deployed so they can develop their IP solutions internally. In addition, we compete against other third-party providers of IP integration solutions, such as Arm, Baya Systems, Cadence Design Systems, Defacto, Extoll, Openedges, SignatureIP, SkyeChip, and Truechip that similarly possess substantial financial, technical, research and development and engineering resources. In certain cases, competitive companies may be supported by local or international government funding and similar resources. Varying combinations of these resources provide advantages to these competitors that enable them to influence industry trends and the pace at which they adapt to these trends. A strong competitive response from one or more of our competitors to our marketplace efforts, or a shift in customer preferences to competitors’ products, could result in increased pressure to lower our prices more rapidly than anticipated, increased sales and marketing expense, and/or market share loss. The consolidation of our competitors or collaboration among our competitors to deliver more comprehensive offerings than they could individually, may also impact our ability to compete effectively. To the extent our revenue is negatively impacted by competitive pressures and reduced pricing, our business could be harmed.
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
We may be unable to reduce the cost of our products sufficiently to compete effectively against our competitors. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures and/or other economic factors including inflation and customer and end market supply chain constraints which could adversely affect our gross margins and ability to meet customer demand. To the extent we are unable to reduce the prices of our products and remain competitive, our revenue will likely decline, resulting in further pressure on our gross margins, which could harm our business. Many other companies in the IP interconnect space have not been able to continue as a going concern due to intense competition and low margins. See “Business—Competition” in our Annual Report on Form 10-K for the year ended December 31, 2023, for additional information.
We have a history of net losses, and we may not achieve or maintain profitability in the future.
We have incurred net losses in certain periods historically. We incurred a net loss of $7.7 million and $8.2 million in the three months ended September 30, 2024 and 2023, respectively, and $25.4 million and $26.3 million in the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $128.7 million. We have spent significant funds on organizational and start-up activities, to recruit engineers and other employees and to support our research and development. The net losses we incur may fluctuate significantly from quarter to quarter and may increase as a result of geopolitical and market fluctuations, inflation, economic slowdown and/or recessionary pressures, COVID-19 or any future pandemic and other global economic factors.
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
Our IP solutions include technology that manages on-chip communications in SoC semiconductor devices. We do not license our IP solutions and deployment tools directly to end-users; we license our technology primarily to companies in the automotive market, enterprise computing market, communications market, consumer electronics market, and industrial market who then incorporate our technology into the products they sell. As a result, we rely on our customers to incorporate our technology into their end products at the design stage. Once a company incorporates a competitor’s technology or develops the technology internally and incorporates it into its end product, it becomes significantly more difficult for us to sell our technology to that company because changing suppliers involves significant cost, time, effort and risk for the company. As a result, we may not achieve targeted customer acceptance despite incurring significant expenditures to develop new technology.
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
■Uncertainties around economic policies as well as regulatory regimes and enforcement actions, especially during election cycles, can affect investment decisions and market performance. For example, the outcome of elections, including the 2024 U.S. elections may affect the manner in which the final regulations implementing the Executive Order 14105 (the Final Rule) issued by the U.S. Department of Treasury on October 28, 2024, is interpreted and enforced by the U.S. government.
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
We derived 65.4% of our revenue for 2023, from sales to customers outside of the United States. In particular, we derived 31.1% of our revenue in 2023 from customers located in China. For the nine months ended September 30, 2024, 63.4% of our revenue was derived from sales to customers outside of the United States and 30.0% of our revenue was derived from customers located in China. We expect our revenue from China to decrease due to the applicable U.S. government trade restrictions. As a result, the economic, political, legal and social conditions in China could harm our business. In addition, we have offices globally with our sales and research and development being conducted in offices located in the San Francisco Bay Area, Texas, France, China, South Korea, and Japan. Moreover, conducting business outside the United States subjects us to a number of additional risks and challenges, including:
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
■Changes in diplomatic and trade relationships and uncertainties around political elections create an unpredictable business environment.
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
We typically experience a strong seasonality in sales in the fourth calendar quarter of the year. As a result, our results of operations are subject to substantial quarterly fluctuations, which may seriously harm our business.
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
Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. Our gross margins and financial results will suffer if we are unable to offset reductions in our average selling prices by reducing our costs, developing new or enhanced products or solutions on a timely basis with higher selling prices or gross margins, or increasing our sales volumes. In addition, there is significant pressure to maintain low royalty rates in certain markets where the end product may have a low average sales price, such as many consumer electronics products. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products on future or renewal agreements be lower than our historic royalty rates. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates on future or renewal agreements as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for use of our technology could decrease with new or renewed customers, thereby decreasing future anticipated revenue and cash flow. Variable royalty revenue was 7.0% of our revenue for the nine months ended September 30, 2024. Therefore, a significant decrease in our royalty revenue could materially adversely affect our operating results.
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
We have operations and assets in the U.S. as well as foreign jurisdictions, and we prepare our consolidated financial statements in U.S. dollars, but a portion of our earnings and expenditures are denominated in other currencies. We therefore must translate our foreign assets, liabilities, revenue and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar may negatively affect the value of these items in our financial statements. In addition, since many of our sales in foreign jurisdictions are denominated in U.S. dollars, fluctuations in the value of foreign currencies relative to the U.S. dollar may effectively increase the price of our products in the currency of the jurisdiction in which the sale took place and may result in our products becoming too expensive for non-U.S. customers who do not conduct their business in U.S. dollars. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations. If the volume of our international operations increases and foreign currency exchange rates change, the impact to our consolidated statements of operations could be significant and may affect the comparability of operating results. The impact from foreign currency exchange for the nine months ended September 30, 2024 was immaterial. We do not believe a 10% increase or decrease in foreign exchange rates would have resulted in a material impact to our operating results. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in the value of our net foreign currency investment, and our business may be harmed.
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
Furthermore, potential acquisitions, investments, divestitures, joint ventures, expansions or divestitures, and other strategic transactions, whether or not consummated, may divert our management’s attention and require considerable cash outlays at the expense of our existing operations. This, and any of the risks set forth above, could harm our business.
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
We seek to protect our proprietary technology and innovations, particularly those relating to the design of our products, through patents, trade secrets and other intellectual property rights. As of September 30, 2024, we had 190 total allowed or issued patents, pending patent applications and non-expired provisional patent applications worldwide. Of these, we had 90 allowed or issued patents, 77 are U.S. allowed or issued patents, nine are allowed or issued China patents, two are South Korea issued patents, one is a U.K. issued patent, and one is a Japan issued patent. The 90 allowed or issued patents generally expire between July 2035 and March 2042. As of September 30, 2024, we had 100 pending non-provisional and provisional patent application filings, including 31 in the United States, 27 in Europe, 21 in China, 12 in South Korea and nine in Japan. Maintenance of patent portfolios, particularly outside of the United States, is expensive, and the process of seeking patent protection is lengthy and costly. While we intend to maintain our current portfolio of patents and to continue to prosecute our currently pending patent applications and file future patent applications when appropriate, the value of these actions may not exceed their expense. Existing patents and those that may be issued from any pending or future applications may be subject to challenges, invalidation or circumvention, and the rights granted under our patents may not provide us with meaningful protection or any commercial advantage. In addition, the protection afforded under the patent laws of one country may not be the same as that in other countries. This means, for example, that our right to exclusively commercialize a product in those countries where we have patent rights for that product can vary on a country-by-country basis. We also may not have the same scope of patent protection in every country where we do business.

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
For the nine months ended September 30, 2024, we derived 30.0% of our revenue from customers located in China. As a result, the economic, political, legal and social conditions in China could harm our business. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the IP we develop or license in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. We have observed sustained reports of intellectual property theft and misappropriation in China. Some of the other risks related to doing business in China include:
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
There have been additional regulatory mandates from the U.S. government that affect our current and future sales and operations in China. On October 28, 2024, the U.S. Department of Treasury issued the Final Rule targeted at certain types of investments in country of concern entities and related to certain sensitive technologies and products critical for military, intelligence, surveillance, or cyber-enabled technologies. The relevant U.S. person undertaking a transaction must determine whether a given transaction is prohibited, requires notification to the Treasury Department, or is not covered by the Final Rule as either an excepted transaction or not within the jurisdiction set forth under the Final Rule. The Final Rule identifies China as a country of concern. Transactions with a completion date of January 2, 2025 or later are subject to the Final Rule. As a result of the foregoing, we and our applicable subsidiaries may need to take appropriate steps to comply with the Final Rule and the cost of doing so, as well as any to comply, could have an adverse impact on our business. results of operation or financial condition.

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
If our existing stockholders, including current or former employees sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of September 30, 2024, we had approximately 40.1 million shares of common stock outstanding.
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
As of September 30, 2024, K. Charles Janac, our President, Chief Executive Officer and Chairman, held voting power over approximately 26.1% of our outstanding voting stock. Therefore, this stockholder will have the ability to influence us through this ownership position. For example, this stockholder may be able to exercise significant influence over elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise could dilute the ownership and voting power of our other stockholders.
We have 300,000,000 shares of common stock authorized as of September 30, 2024. In addition, our Certificate of Incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our Certificate of Incorporation authorizes us to issue shares of common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock from time to time, for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, an acquisition, an investment, our stock incentive plans or otherwise. Such additional shares of our common stock or such other securities may be issued at a discount to the market price of our common stock at the time of issuance. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. As discussed below, the potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock. Any issuance of such securities could result in substantial dilution to our existing stockholders and cause the market price of shares of our common stock to decline.
We do not expect to declare or pay any dividends on our common stock for the foreseeable future.
We do not intend to pay cash dividends on our common stock for the foreseeable future. Consequently, investors must rely on sales of their shares of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking dividends should not purchase shares of our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and subject to, among other things, our compliance with applicable law, and depending on, among other things, our business prospects, financial condition, results of operations, cash requirements and availability, debt repayment obligations, capital expenditure needs, the terms of any preferred equity securities we may issue in the future, covenants in the agreements governing our current and future indebtedness, other contractual restrictions, industry trends, the provisions of the Delaware General Corporation Law (the DGCL) affecting the payment of dividends and distributions to stockholders and any other factors or considerations our board of directors may regard as relevant. Furthermore, because we are a holding company, our ability to pay dividends on our common stock will depend on our receipt of cash distributions and dividends from our direct and indirect wholly owned subsidiaries, which may be similarly impacted by, among other things, the terms of any preferred equity securities these subsidiaries may issue in the future, debt agreements, other contractual restrictions and provisions of applicable law. See “Dividend Policy” in our Annual Report on Form 10-K for the year ended December 31, 2023, for additional information.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 plans:
During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 5, 2024

Arteris, Inc.

By:	/s/ K. Charles Janac
Name:	K. Charles Janac
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nicholas B. Hawkins
Name:	Nicholas B. Hawkins
Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)