Form 10-K
period 2024-12-31
Arteris, Inc.
filed 2025-02-18
CIK 1667011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. o
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. o
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No x
As of June 30, 2024, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale prices of such shares on the Nasdaq Global Select Market on June 30, 2024) was approximately $202.1 million. Shares of common stock held by each officer, director and entities affiliated with directors have been excluded because such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations of the Exchange Act. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 11, 2025, there were 40,948,190 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2024.

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
•beliefs and expectations regarding opportunities, developments and projections relating to our competitors and our industry; and
•our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startup Act of 2012.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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
•Political and regulatory conditions that contribute to uncertainty and market volatility including legislative, regulatory, trade and policy changes associated with the new U.S. presidential administration could materially and adversely impact our business operations and financial results;
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
•We are subject to government regulation, including import, export and economic sanctions laws and artificial intelligence regulations that may expose us to liability and increase our costs;
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

Part I
Item 1. Business
Overview
We are a leading provider of semiconductor system IP, including interconnect and other intellectual property, (collectively, System IP) technology. Our System IP technology manages the on-chip communications and IP block deployments in System-on-Chip (SoC) semiconductors and systems of chiplets. Our leading proprietary System IP solutions achieve this by connecting client IP blocks such as processors, memories, artificial intelligence/machine learning (AI/ML) accelerators, graphics subsystems, safety and security, and other input/output subsystems (I/Os) via multiple Network-on-Chips (NoCs) in order for our customers to experience faster SoC targeting, as well as, more efficient, and lower cost solutions. Growth for our solutions is being driven by growing SoC sophistication and associated complexity, now extending into disaggregation of SoCs into systems that implement the communication protocol aspects and partner with industry-leading providers like Synopsys, Cadence, Alphawave and others to connect to their die-to-die interfaces. The addition of more processors, channels of memory access, machine learning sections, additional I/Os interface standards, and other subsystems within SoCs is driving the need for more advanced System IP, including NoC interconnect IPs. The growth in the number of these connected on-chip subsystems places an increasing premium on the interconnect IP capability to move data inside complex SoCs. We believe this increase in SoC complexity has created a significant opportunity for sophisticated System IP solutions that incorporate NoC interconnect IP, SoC Integration Automation software (SIA) (formerly IP deployment software) and NoC interface IP (consisting of peripheral data transport IP and control plane networks connected to NoC interconnect IPs). Moreover, our technology can also provide more cost-effective solutions and reduce the risks of building and maintaining in-house NoC teams, which we believe has positively contributed to our market segment share growth.
Founded in 2003, we are among the pioneers in the development of NoC IP technology for on-chip communication that addresses the growing complexity, performance, and cost requirements of SoC semiconductors and as a result, we have emerged as a global leader. Over time, we have expanded and scaled our interconnect IP and other IP businesses to provide hardware, software, documentation, support, and training under a license fee and a royalty business model, to companies that design and produce semiconductors. In addition, we are also finding an increasing number of customers further down the supply chain, such as system-level companies and automotive original equipment manufacturers (OEMs). Our SoC integration automation capabilities were significantly enhanced by our acquisitions of Magillem in 2020 and Semifore in 2022, complementing our interconnect IP solutions by helping to automate the customer configuration of its NoC IPs, the process of integrating and assembling all of the customer’s IP blocks into SoC hardware, and ensuring correct hardware-software integration for software development. Products incorporating our IP are used to carry important data inside today’s complex SoCs across a broad range of applications, including automotive, enterprise computing, communications, consumer electronics, and industrial markets. Our interconnect IP solutions can be found in multiple industry-standard designs supporting instruction set architectures such as x86, Arm, RISC-V, CEVA, Synopsys ARC, Cadence Tensilica and MIPS, as well as memory controllers, UCIe, BoW, and XSR controllers, I/O and a variety of IP subsystems, to enable customers to integrate such IP blocks with high levels of efficiency and performance. Our solutions enable customer innovation because they are configurable for each customer’s design flow and SoC development projects and have wide applicability for many types of SoCs. We estimate that our solutions have been incorporated into over three and a half billion production SoCs since inception.
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
For the years ended December 31, 2024, and 2023, we generated $57.7 million and $53.7 million in revenue, $0.7 million and $15.7 million in cash flows used in operating activities, and $33.6 million and $36.9 million in net loss, respectively. We expect to incur further net losses in the short term as we invest in our business. As of December 31, 2024, we had Annual Contract Value (ACV), which we define for an individual customer agreement as the total fixed fees under the agreement divided by the number of years in the agreement term, of $60.7 million. ACV plus royalties reached $65.1 million as of December 31, 2024. In 2024, we added 10 net new Active Customers. We define Active Customers as customers who have entered into a license agreement with us that remains in effect.
Industry Background
The semiconductor industry is characterized by rapid technological change and increasing levels of integration. The semiconductor industry moved from integrated circuits that process data to SoCs that make decisions, and now extends to systems. SoCs grew more complex, enabling applications such as automated driving and enterprise computing data center acceleration. Integration of processors, accelerators, machine learning subsystems, sophisticated multi-channel memories, and an ever-larger number of interface standards has increased the need to move data efficiently inside the SoC and between SoC chiplets.
Increasing chip design complexity leads to rising costs. The move to more advanced process nodes has led to significantly more expensive and complex chip design methods and manufacturing processes.
Increasing SoC complexity leads to increasing System IP value while also placing pressure on IP block assembly and connectivity efforts. As SoCs grow in size, partly due to machine learning subsystems, communication complexity increases. The increasing use of cache coherent and non-coherent traffic in a single SoC may amplify demand for our System IP solutions. Increased SoC complexity also requires SoC teams to manage potentially hundreds of IP blocks from various vendors and internal development groups. These teams and their electronic design software (EDA) groups must implement IP supply chains with increasingly capable SoC integration automation to succeed, supported by standards like IEEE 1685 IP-XACT. As these standards become increasingly sophisticated with each generation, more sophisticated software is required to support them.
Rising demand from emerging end markets and new market participants is increasing the need for System IP solutions. New applications in markets such as automotive, enterprise computing, communications, consumer electronics, and industrial have increased the diversity and overall demand in the semiconductor market. These new applications, which often include more AI/ML technology, safety, or complex hardware-software integrations, have led to an increase in the number and complexity of SoC designs. Chips used for artificial intelligence (AI) training and inference acceleration have increased in size, with added design complexities and performance requirements, leading to higher design costs.
There is a shift to third-party IP due to cost benefits, product differentiation, and accelerated time to market. Developing state-of-the-art SoC interconnect IP solutions is difficult, time-consuming and expensive. We believe this dynamic is accelerating the degree to which interconnect IP solutions are outsourced to commercial vendors. Commercial interconnect vendors, such as Arteris, can potentially accelerate time-to-market by engaging with a greater variety of SoC applications and designs than the typical internal interconnect teams.

System IP Market
SoC-type semiconductors consist of pre-made IP blocks that are either licensed from third parties by semiconductor and electronics companies or developed in-house. These IP blocks must be assembled into SoCs as efficiently as possible to address semiconductor company and system OEM customer requirements. Many of these IP blocks, including processors and other functional blocks, such as machine learning and vision subsystems, perform processing functions and execute complex software stacks. These IP blocks can number in the hundreds on a single chip and generate and consume commands and data, as well as work together as a unit. As SoCs become more complex, there has emerged a class of silicon IP and software tools designed to assemble these IP blocks into a functioning SoC at target cost and performance. We call this the System IP market. The System IP market consists of interconnect IP, NoC interface IP and SIA solutions. As SoC technology evolves, we believe that there is a significant opportunity for us to increase our value by introducing additional functionality for our customers to integrate their SoCs efficiently using our System IP solutions.
Informa PLC segments the aforementioned semiconductor and OEM markets into six industry segments: automotive, computing, consumer, industrial, wireless, and wired communication. Our market penetration spans all of these segments identified by Informa PLC and customer adoption is most pronounced in the automotive, enterprise computing, consumer electronics, communications across wired and wireless, and industrial markets, driven by a higher rate of disruptive innovations.
Automotive Applications
The automotive market continues to undergo technology disruption with the advent of automated driving, electrification, electronic control unit consolidation and vehicle connectivity to the internet. However, the consumption of SoCs, other than those for rechargeable batteries that power the electric motors in EVs, is similar across all forms of vehicle propulsion. Furthermore, cars are becoming increasingly connected to a large network of data centers, roadside and city infrastructures, and other vehicles, creating the “Internet of Cars.”
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
The “Internet of Cars” revolution is disrupting the automotive supply chain. New business models such as ridesharing, transportation subscriptions and transportation as a service are being created. New potential entrants such as ride-sharing companies, large data center companies, and new automotive startups are changing the automotive business landscape, while increasing demand for more sophisticated transportation-targeted semiconductors and therefore System IP solutions.
The move toward the Internet of Cars may be non-linear and take longer than anticipated but since hardware decisions are often made between six and seven years before deployment, we believe that over the next 20 to 30 years, the creation of the internet of cars represents one of the largest semiconductor opportunities available.
Enterprise Computing Applications
Large-scale cloud data centers are augmenting and replacing corporate data centers. This evolution expands the market size and value for enterprise solid-state storage systems and the custom ASICs that control them, further strengthening demand for interconnect technologies that improve storage performance and provide data integrity. In addition, enterprise hyperscale computing companies are now creating proprietary SoCs and accelerators for their own products and data centers. We believe that these new entrants into semiconductor design may provide market opportunities for third-party System IP solutions, including those from Arteris.
Some of the key areas for workload specific acceleration in data centers are AI/ML, database processing, video/audio transcoding, and scientific computing. AI/ML SoCs must be “trained” on large data sets that have to be collected from real-world data utilizing “training” SoCs. A different class of AI/ML SoCs uses such data to match the training data against actual data collected by sensors of the system utilizing “inference” SoCs.

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
We believe the transition to 5G and 6G will result in more stringent requirements for bandwidth, latency, and power consumption, making an easy-to-integrate, high performance and low power on-chip interconnect a critical requirement.
Other Applications and Technologies
The consumer electronics and industrial markets are also expected to require increasingly complex chips primarily driven by the incorporation of AI/ML processing, particularly at the edge, increased use of 5G communications, and more stringent safety and security requirements. In addition, the chip market in these domains is sensitive to time-to-market pressures, which also generates the need for increased semiconductor design productivity and faster implementation as enhanced by sophisticated interconnect IP solutions. Our low-power features are valuable for battery life and power consumption in our targeted markets.
Industry Challenges
Interconnect IP development is a challenging, time-consuming, and expensive process. The need for robust, maintainable interconnect technology becomes increasingly important as chip designs become more complex and larger in size, both driven by advances in semiconductor manufacturing technology. Key interconnect IP development requirements and challenges include:
■Deep technical expertise and knowledge. Interconnect development requires an interdisciplinary engineering team with expertise and skill sets across a wide-range of engineering and scientific domains including hardware architecture, design, verification, EDA-class software development, and SystemC modeling, as well as deep understanding of physical design, design methodologies and networking architectures. The design process requires expertise in developing advanced hardware architectures to handle data coherency and consistency across the interconnect to achieve a high-performance, low power implementation. The design process requires expertise in developing advanced hardware architectures, engineers that have an awareness of the physical implementation and floorplan of the target chip in order to generate an architecture that meets SoC requirements and in-depth knowledge of graph theory, common interface protocols, data models, and graphical user interfaces.
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
■Breadth of System IP solutions. With the need to address cache coherent, non-coherent, machine learning and chiplet traffic, customers need a System IP solution that works together across all these data traffic types. SoC integration automation technologies allow customers to manage the deployment of the rest of the IP blocks in the SoC in order to ease SoC IP integration. Meeting such requirements requires significant enterprise scale in engineering and customer support. Necessity for such combined technologies amounts to a significant barrier to entry in terms of time, cost and customer adoption.

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
Our Solutions and Competitive Strengths
We are a leading provider of interconnect and other IP technology that manages the on-chip communications in SoC semiconductor devices. We believe our System IP is integral to our customers in the automotive, enterprise computing, consumer electronics, communications across wired and wireless, and industrial markets. Our core strengths include:
■We help accelerate our customers’ time to market. Our interconnect IP software and SIA solutions help accelerate SoC development at several different steps in the design cycle. For example, we offer design exploration and modeling capability and we have automated test bench generation to accelerate the verification of our interconnect IP products. Our System IP product lines are structured so that our customers can customize the interconnect for their needs, helping accelerate interconnect IP customization for their particular SoC configurations. In addition to interconnect IP productivity features, we offer a combination of automated interconnect configuration software, pre-verified interfaces to IP block protocols, pre-verified interfaces to EDA tools and a pre-verified interconnect IP element library for rapid generation of customer-specific interconnect IP products. Our SIA solutions also help accelerate SoC development by enabling the IP blocks making up an SoC to be packaged in a standard format called IP-XACT (Institute of Electrical and Electronics Engineers—IEEE 1685), which provides a uniform IP block assembly and reuse methodology. Our SIA tool suite includes numerous packages that allow the configuration of IP block exit port registers, establish high-level SoC connectivity and link documentation to the IP-XACT design information.
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
■We believe we have grown our product portfolio through robust and focused research and development. Developing commercial interconnect IP and software tooling requires large and specialized engineering teams, significant amounts of time and extensive periods of commercial productization. We believe we have been the pioneer of using networking technology for on-chip communications and have been licensing such interconnect IP products since 2006. Our strategy is to deliver continuous innovation across both Interconnect IP and SIA software, with at least one major new product or major technology addition each year, and we have done so since 2013. As of December 31, 2024, we have 159 development engineers on staff covering IP hardware, software, verification, testing and methodology development. Such a sizeable, multi-disciplinary engineering team allows us to undertake System IP products of sizeable scale and permits us to work on multiple product development projects at the same time.
■We have grown our solutions through targeted acquisitions. We believe we have the ability to complement our product development with selective acquisitions to strengthen our System IP product portfolio. With our acquisition of Magillem in 2020 and Semifore in 2022, we added complementary technology that helps automate the process of integrating and assembling all of the customers’ IP blocks into an SoC, and its hardware-software integration to accelerate end product system development.

■We are able to address mission critical applications. We believe we are positioned to take advantage of the rapid growth of semiconductor content in cars. We have been focused on the automotive market since inception and have 162 automotive SoC design wins. Additionally, we have established customer relationships with market leaders such as Mobileye/Intel, BMW, NXP, Bosch, and Dream Chip. As cars continue to grow in complexity and connectivity, we believe there will be significant growth in the number of increasingly powerful SoCs that will need automotive grade on-chip interconnect IP. Our interconnect IP is designed to meet the automotive safety integrity level D (ASIL D) of the ISO 26262 automotive functional safety standard, which is the highest level, helping to position us as an ideal partner to innovative companies in the advanced automotive SoC market. We believe our solutions make it easier for our automotive semiconductor Tier 1 and OEM customers to collaborate and meet functional safety standards by establishing traceability between requirements, specifications, hardware and software implementation, verification and testing, and quality assurance. Because of this, our SIA solutions are a complement to our interconnect IP in helping our customers meet their ISO 26262 functional safety requirements. Recently, our System IP and its resilience features have also seen increasing adoption for space exploration related applications.
■We have developed a “Connected by Arteris” ecosystem to provide a broad set of System IP solutions. Interconnect IP is the data transport backbone of the SoC, connecting IP blocks such as CPUs, GPUs and memory controllers. We work with suppliers who provide these blocks, including IP companies such as Arm, SiFive, MIPS, Synopsys, Cadence Design Systems, Semidynamics, Andes, Codasip and other RISC-V IP vendors to support their products and protocols working with our SIA and interconnect IP products. By offering an unbiased, standards-based interconnect infrastructure to which other IP vendors can connect, and supporting a broad range of transaction protocols, we believe we have simplified the industry’s development of heterogeneous SoCs while solidifying our role as a neutral, technology-agnostic provider across the semiconductor industry. In addition to on-chip integrations with partners, we work with EDA companies such as Synopsys, Cadence and Siemens to provide prepackaged interfaces to their EDA tools such as simulators, modeling systems, and logic and physical synthesis tools. By working closely with semiconductor IP and EDA leaders, some of whom compete with each other, we believe we have established credibility as a trusted enabler for the integration of their products within our joint customers’ chips and design flows.
■We believe we benefit from distinct competitive advantages. We believe our interconnect IP technology benefits from barriers to entry due to our many years of experience and the strength of our proprietary solutions, as well as the significant technical expertise and research costs required to develop a competitive product. We were founded in 2003 when we believe we helped pioneer the industry’s NoC interconnect IP and have maintained our competitive position with our global team of 159 hardware and software engineers as of December 31, 2024. Developing interconnect IP requires an interdisciplinary engineering team with expertise and skill sets across a wide range of sciences and domains as well as a deep understanding of semiconductor physical design, design methodologies, and networking architectures. Building such teams and keeping them together over long periods of time presents a challenge for many companies. Additionally, strategic patience and focus are required to participate in the market. For example, we believe that the customer acquisition process has a typical duration of two to nine months; following this, a customer’s chip design cycle is typically between one to three years. Customers typically start shipping their products containing our interconnect IP solutions between one to five years following completion of their product design, known as mass production at which point we start to receive royalties; this lasts for up to seven years or longer depending on the particular market. We also leverage our long history of interconnect IP design to deliver customer-specific features, further deepening our relationship and integration with the customer’s product. With our System IP products embedded in our customers’ SoCs, there are significant switching costs in moving to alternative solutions. We believe that our product quality and technical strength have enabled our high customer retention rate.
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

Our Growth Strategy
We believe that as SoCs become more numerous and complex, the value of System IP technology increases since it enables the efficient movement of data within the ever-growing number of SoCs. We also believe that, as SoCs become more complex, interconnect IP technology becomes more time-consuming and riskier to develop internally within semiconductor and system companies, favoring System IP solutions provided by outside parties such as Arteris. As a dedicated interconnect IP provider, we enable our customers to leverage the knowledge and deep expertise developed by us through many years of focus on solutions for a variety of customers.
Our growth strategy includes the following:
■Leverage our System IP technology leadership and focused research and development to provide solutions for the semiconductor industry that designs and builds complex SoCs.
■Address high-growth markets, including automotive, enterprise computing, consumer electronics, communications across wired and wireless, industrial and AI/ML markets.
■Expand our customer base through ongoing System IP innovation.
■Expand our customer base through increased investment in sales and marketing.
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
Our Solutions
We provide semiconductor interconnect IP and SIA solutions to serve our target end-markets, including automotive, enterprise computing, consumer electronics, communications across wired and wireless, and industrial markets. We regularly release new products to address the rapid evolution of SoC technology. We recently announced the release of an innovative new non-coherent NoC IP product that is marketed under the name FlexGen, which builds upon the silicon-proven and physically aware FlexNoC to automate the creation of high-performance network-on-chip designs. Our two core product platforms are as follows:

a.Network-on-Chip IP Products
i.Non-coherent NoC IP, with FlexGen, FlexNoC and FlexWay
ii.Cache-coherent NoC IP, with Ncore
iii.NoC interface IP, with CodaCache

b.SoC Integration Automation Software Solutions Products
i.IP and SoC software, with Magillem (Connectivity and Registers) and CSRCompiler
In addition to historical annual introductions of new System IP solutions, we regularly develop and deliver updates that provide product enhancements to our customers. We believe the combination of our solutions and the strategic neutrality that we offer to the semiconductor industry positions us well as a reliable, trusted and innovative System IP solution for our customers.

Network-on-Chip IP Products
We believe we offer the semiconductor industry an industry-leading commercially available interconnect IP portfolio.
Our commercially available interconnect IP products are shipping in billions of devices worldwide. Innovative use of proprietary networking techniques for on-chip communications has enabled our industry-proven solutions to deliver higher SoC performance with shorter design schedules, lower research and development costs, lower SoC unit costs, and reduced project risk when compared to customer-developed internal solutions. Select offerings of our semiconductor IP product portfolio include:
■FlexGen, FlexNoC and FlexWay: Silicon-proven, interconnect IP products that have been integrated into hundreds of chip designs. The underlying NoC technology converts on-chip communication signals between IP blocks, such as reads from and writes to memory, into digital packets. Packetizing on-chip communications allows the interconnect to be configured for enhanced performance and simplifies the connections of on-chip IP blocks, similar to how the internet eases the simultaneous connectivity of large numbers of computing devices. FlexWay is targeted at simpler SoC while FlexNoC targets the mainstream application. We also provide optional add-on packages for FlexNoC and FlexWay, such as the resilience package, which provide on-chip data protection that enables customers to meet the ISO 26262 and IEC functional safety standards for markets like automotive, and a large design performance package that addresses highly scalable peer-to-peer on-chip communications required by large SoCs such as those which include machine learning neural networks. FlexNoC and FlexWay started shipping in 2011 and we estimate that our solutions have been incorporated into over three and a half billion production SoCs since inception. Our most recently announced product FlexGen builds upon the silicon-proven and physically aware FlexNoC IP to automate the creation of high-performance NoC designs. Supported by AI-driven automation, FlexGen reduces manual iteration providing expert-level NoC topologies. We believe these advancements are critical to meet the increasing computing demands of advanced technologies like AI, autonomous driving and cloud computing.
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

SoC Integration Automation Software Solutions
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
Customers
We license our products to a global and diverse customer base, including semiconductor manufacturers, OEMs, hyperscale system houses, semiconductor design houses and other producers of electronic systems. We work directly with our customers throughout their design processes and seek to develop long-term, sustainable relationships with them as our technology becomes embedded in their products. As a result, we believe we are well positioned to continue to attract and retain customers, and to continue developing next-generation System IP solutions for their future products. We added 10 net new Active Customers during the year ended December 31, 2024.
In 2024, we had one customer that represented more than 10% of our revenue.

During the fiscal year 2024, our revenue by geographic area based on customer location was as follows:
■39.4% of our revenue was derived from customers based in the Americas;
■12.5% of our revenue was derived from customers based in Europe and the Middle East; and
■48.1% of our revenue was derived from customers based in the Asia Pacific region.

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
System IP sales cycles range from six to twelve months or longer. For repeat customers, our sales cycle length is generally shorter.
As of December 31, 2024, we maintained sales offices, sales personnel, or sales representatives in the United States, China, France, South Korea, Japan, and Israel. As of December 31, 2024, our sales management had an average of 26 years of sales experience. As of December 31, 2024, we had 43 corporate and field application engineers. Corporate and field application engineers work closely with our customers in both presales and support roles, providing expert advice to our SoC architect and engineering users on how best to use our IP and software to design and implement their SoCs. As a result of these close relationships and detailed information sharing, our application engineers gather early knowledge of future expected customer needs including potential new sales opportunities within the customer and requirements for new capabilities for our products. Therefore, we believe our close relationships and technical credibility with our customers provide a competitive advantage.
Our marketing strategy emphasizes thought leadership and educates potential customers about how our products can address their System IP challenges. We use technical papers, and in-person and online events, to highlight our capabilities.
Research and Development
We devote most of our operating expense to research and development of interconnect IP and SIA solutions. The development of interconnect IPs for complex SoCs is a challenging task that requires multiple competencies and close contact with customers in order to deliver sophisticated solutions. The development and maintenance of these solutions require:
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
We believe we have assembled one of the premier engineering teams for interconnect IP development and SIA in the world. As of December 31, 2024, we had 105 engineers devoted to interconnect IP development and 54 engineers devoted to SIA solutions totaling 159 employees. In 2024, we spent $45.0 million on research and development, which represented 78% of our revenue.
Competition
For interconnect IP, we primarily compete with interconnect solutions developed internally by our SoC customers and potential customers. Many of the largest semiconductor companies have their own interconnect IP development teams which make customer penetration relatively difficult, time-consuming, and expensive. However, we believe that over time the expense and difficulty of developing a broad suite of interconnect IP and SoC integration automation has the potential to expand the use of commercial SoC integration solutions. In addition, we also compete with third-party providers, including Arm and several smaller companies. While we do compete with Arm in the interconnect IP market, we believe our solutions are complementary to Arm’s processor portfolio and protocol deployment and are actively collaborating on joint automotive solutions. We often execute the integration of Arm processors in heterogeneous environments, which can accelerate the deployment of Arm processors. While smaller companies are developing interconnect solutions, we believe that our extensive investment in research and development over many years creates a barrier to entry. Developing interconnect IP solutions that are robust, configurable, and capable of handling multiple functionalities require deep technology expertise and large research and development investments. We compete based on die area reduction, lower idle power consumption, improved data movement performance such as frequency, latency, and bandwidth, as well as faster time to market. We believe we compete favorably with respect to these factors.
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
Intellectual Property and Proprietary Rights
We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of December 31, 2024, we had 94 total allowed or issued patents, pending patent applications and non-expired provisional patent applications worldwide. Of these 94 allowed or issued patents, 78 are U.S. allowed or issued patents, 10 are allowed or issued China patents, three are South Korea issued patents, one is a U.K. issued patent, one is a Europe issued patent, and one is a Japan issued patent. The 94 allowed or issued patents generally expire between July 2035 and July 2042. As of December 31, 2024, we had 120 pending non-provisional and provisional patent application filings, 39 in the United States, 30 in Europe, 24 in China, 14 in South Korea and 13 in Japan. In addition, we have a trademark program covering, where feasible and in accordance with local laws, our products as well as our corporate names and logos.
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
Material Agreements
Qualcomm Agreements
In connection with an Asset Purchase Agreement by and among Qualcomm Technologies, Inc. and Qualcomm France SARL (collectively, Qualcomm) and us and certain of our subsidiaries dated October 9, 2013, pursuant to which we sold to Qualcomm certain assets and intellectual property related to our FlexNoC product (the Purchase Agreement), we and our affiliates retained a non-exclusive, worldwide, perpetual right under patents acquired under the Purchase Agreement to, among other things, manufacture, license and distribute certain FlexNoC products and certain modifications thereto (the Retained Rights). In addition, we and Qualcomm Technologies, Inc. entered into a License Agreement dated October 11, 2013 (the License Agreement) pursuant to which we and our affiliates obtained a license to, among other things, reproduce, use, license, and distribute certain FlexNoC-related works of authorship and technology that were acquired or owned by Qualcomm in connection with the Purchase Agreement for the purpose of enabling us to continue to offer and support FlexNoC products and certain modifications thereto (the Licensed Rights). There is no charge under the Purchase Agreement for our use of the Retained Rights or the Licensed Rights. Our rights in the Retained Rights continue until the last to expire of the relevant patents, and the License Agreement continues in perpetuity, in each case unless terminated as described below.
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
In addition, certain of our products, including our IP interconnect and other solutions and technology, are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations (EAR) and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls (OFAC). Other products are subject to French export controls. These regulations may limit the export of our products and technology, and the provision of our services outside of the United States and/or France, or may require export authorizations, including by license, a license exception, or other appropriate government authorizations and conditions, including annual or semi-annual reporting. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. The export and re-export of our products and technology and the provision of services, including by our partners, must comply with these laws, or else we may be adversely affected through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products and technology. In July 2021, we submitted a voluntary self-disclosure (VSD) to the U.S. Department of Commerce's Bureau of Industry and Security (BIS), noting potential violations of the EAR. On April 28, 2022, the Office of Export Enforcement of BIS closed the matter with the issuance of a warning letter. With respect to government authorizations, we have no pending export license requests to BIS or any other government agency, and no export licenses are currently required to export our products from the United States or other countries to countries where we do business.
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
From time to time, we have adopted and will continue to adopt remedial measures in response to government regulation. For example, we have adopted several remedial measures prior to, in connection with and following the initial notification of voluntary self-disclosure we submitted to BIS. These compliance enhancements were developed and implemented in consultation with outside counsel specializing in U.S. trade compliance. These steps have included annual basic export compliance training within our company, updating our written export control policies and procedures, and adopting a revised export compliance manual in 2021. We have provided export awareness training for relevant personnel including in 2023 and 2022. We previously provided our sales employees worldwide with training in basic export compliance. We engaged third-party vendor software to assist us with an ongoing screening of new and existing customers, third-party agents or representatives, suppliers, and other vendors against U.S., France and several other jurisdictions prohibited or restricted party lists. We screen all customers against applicable lists of denied or restricted parties, including the Entity List administered by BIS as well as the list of Specially Designated Nationals and Blocked Persons, administered by the Treasury Department’s Office of Foreign Assets Control.

For a discussion of the various risks we face from regulation and compliance matters, see “Risk Factors—Risks Related to Our Business and Industry—We are subject to data protection, privacy and security laws, regulations, standards and other requirements across different markets where we conduct our business. Our actual or perceived failure to comply with such obligations could harm our business,” “Risk Factors—Risks Related to Legal, Regulatory, Accounting and Tax Matters—Our failure to comply with the large body of laws and regulations to which we are subject could materially harm our business,” “Risk Factors—Risks Related to Legal, Regulatory, Accounting and Tax Matters—Our failure to comply with the Foreign Corrupt Practices Act, other applicable anti-corruption and anti-bribery laws, and applicable anti-money laundering laws could subject us to penalties and other adverse consequences,” “Risk Factors—Risks Related to Legal, Regulatory, Accounting and Tax Matters—We are subject to government regulation, including import, export and economic sanctions laws and artificial intelligence regulations that may expose us to liability and increase our costs,” “Risk Factors—Risks Related to Legal, Regulatory, Accounting and Tax Matters—We will lose sales if we are unable to obtain government authorization to export certain of our products and services, and we will be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations or if such laws and regulations were to change.”
Human Capital Resources
As of December 31, 2024, we had 267 employees as follows:

Number
Function
Research and development	159
Sales and marketing	65
Administration	43

Geographic Distribution
United States	94
France	136
China	18
South Korea	4
Japan	4
Poland	4
Elsewhere	7
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
Corporation Information
We were incorporated in the State of Delaware in April 2004. Our principal executive offices are located at 900 E. Hamilton Ave. Suite 300, Campbell, CA 95008. Our telephone number is (408) 470-7300, and our website address is www.arteris.com. The information contained on, or that can be accessed through, our website is not incorporated by reference in this report and does not form a part of this report. You should not consider the information contained on our website to be part of this report in deciding whether to purchase shares of our common stock. Our common stock is traded on the Nasdaq Stock Market under the symbol “AIP”.

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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider and read carefully all of the risks described below, together with the other information contained in this report, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue and future prospects. In such an event, the trading price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or not believed by us to be material may also negatively impact us.
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
Often, we compete against larger companies that possess substantial financial, technical, research and development and engineering resources that can be deployed so they can develop their IP solutions internally. In addition, we compete against other third-party providers of IP integration solutions, such as Arm and Cadence that similarly possess substantial financial, technical, research and development and engineering resources. In certain cases, competitive companies may be supported by local or international government funding and similar resources. Varying combinations of these resources provide advantages to these competitors that enable them to influence industry trends and the pace at which they adapt to these trends. A strong competitive response from one or more of our competitors to our marketplace efforts, or a shift in customer preferences to competitors’ products, could result in increased pressure to lower our prices more rapidly than anticipated, increased sales and marketing expense, and/or market share loss. The consolidation of our competitors or collaboration among our competitors to deliver more comprehensive offerings than they could individually, may also impact our ability to compete effectively. To the extent our revenue is negatively impacted by competitive pressures and reduced pricing, our business could be harmed.
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
■Local or international economic headwind trends that may lead to recessions, economic slowdowns or sudden changes in the economic needs of regions and consumers.
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
We have incurred net losses in certain periods historically. We incurred a net loss of $33.6 million and $36.9 million for the years ended December 31, 2024, and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $136.9 million. We have spent significant funds on organizational and start-up activities, to recruit engineers and other employees and to support our research and development. The net losses we incur may fluctuate significantly from quarter to quarter and may increase as a result of geopolitical and market fluctuations, inflation, economic slowdown and/or recessionary pressures and other global economic factors.
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
Moreover, even after customers agree to incorporate our technology into their end products, the design cycle is long and may be delayed due to factors beyond our control, which may result in our customers’ product not reaching the market until long after our initial design win, which we define as winning the competitive bid selection process. From initial product design-in to volume production, many factors could impact the timing and/or amount of sales realized from the design-in. These factors include, but are not limited to, changes in the competitive position of our customers’ product, our customers’ financial stability, and our customers’ ability to ship products under our customers’ original schedule. Moreover, several external factors affect our customers’ ability and willingness to start their own new product designs and to manufacture and ship their products, including target product market conditions, our customers’ financial stability, our customers’ competitive positioning and external economic conditions (such as, but not, limited to inflation, recessions, customer and end market supply chain constraints, geopolitical conflict, sanctions, and competition) that may prolong the customers’ decision-making process and design cycle.
Further, we do not control the business practices of our customers, and we do not influence the degree to which they promote, market or set their product pricing. We therefore cannot assure you that our customers will devote satisfactory efforts to promote their end products, which incorporate our IP technology and deployment solutions.
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
■The effects of catastrophic and other disruptive events at our customers’ and/or end customers’ offices or facilities including, but not limited to, natural disasters, telecommunications failures, cyber-attacks, terrorist attacks, regional conflicts, pandemics, epidemics or other outbreaks of infectious disease, breaches of security or loss of critical data.
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
■Regional and global effects of inflation or other adverse economic conditions, such as rising interest rates, recessions or economic slowdowns, resulting in delays or cancellations of new product design starts.
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
Political and regulatory conditions that contribute to uncertainty and market volatility including legislative, regulatory, trade and policy changes associated with the new U.S. presidential administration could materially and adversely impact our business operations and financial results.
The political and economic environment in the U.S. has resulted in and will continue to result in some uncertainty. Changing regulatory policies associated with the new U.S. presidential administration can affect regulatory and compliance costs and future revenues, all of which could materially and adversely affect our business operations and financial results. Changes in federal policy by the executive branch and regulatory agencies and personnel may occur over time under the new U.S. presidential administration or Congress, which could lead to changes in the level of oversight and focus on our industry including new laws, regulations and policies. At this time, it is unclear what laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our business operations and financial results. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of any laws and regulations, could affect us in substantial and unpredictable ways. For example, the new U.S. presidential administration may affect the manner in which the final regulations implementing the Executive Order 14105 (the Final Rule) issued by the U.S. Department of Treasury on October 28, 2024, is interpreted and enforced by the U.S. government.
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
The trends that would enable our growth are largely beyond our control. Semiconductor customers also may choose to adopt a multi-chip, off-the-shelf chip solution versus licensing or using highly integrated chipsets that embed our technologies or use our deployment software. If these market shifts do not materialize or third-party semiconductor IP does not achieve market acceptance, our business could be harmed.
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
Difficulties in any of our new product development efforts or our efforts to enter adjacent markets, including delays or disruptions due to factors outside of our control such as any adverse impact resulting from changing macroeconomic and geopolitical environments, market and inflationary pressures, export and trade controls, and pandemics, could harm our business.
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
We derived 62.3% and 65.4% of our revenue for the years ended December 31, 2024, and 2023, respectively, from sales to customers outside of the United States. In particular, we derived 29.2% and 31.1% of our revenue for the years ended December 31, 2024, and 2023, respectively, from customers located in China. We expect our revenue from China to decrease due to the applicable U.S. government trade restrictions. As a result, the economic, political, legal and social conditions in China could harm our business. In addition, we have offices globally with our sales and research and development being conducted in offices located in the San Francisco Bay Area, Texas, France, Poland, China, South Korea, and Japan. Moreover, conducting business outside the United States subjects us to a number of additional risks and challenges, including:
■Changes in a specific country’s or region’s political, regulatory or economic conditions.
■Imposition of significant new export control regulations targeting the Chinese semiconductor industry and technical support of the Chinese semiconductor industry, tariffs and other barriers, restrictions and regional stability measures, including as between U.S.-China.
■A pandemic, epidemic or other outbreak of an infectious disease, which may cause us or our distributors, vendors and/or customers to temporarily suspend our or their respective operations in the affected city or country or completely.

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
■Currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we choose to do so in the future.
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

Downturns or volatility in general economic conditions, including as a result of geopolitical and macroeconomic conditions in the countries in which we conduct business, could harm our business.
Our revenue, gross margin, and ability to achieve and maintain profitability depend significantly on general economic conditions and the demand for products in the markets in which our customers compete. Weaknesses in the global economy and financial markets and any adverse changes in general domestic and global economic conditions that may occur in the future, including any recession, economic slowdown or disruption of credit markets, may lead to, lower demand for products that incorporate our solutions, including in the automotive market, enterprise computing market, communications market, consumer electronics market, and industrial market. A decline in end-user demand can affect our customers’ demand for our products, the ability of our customers to obtain credit and otherwise meet their payment obligations and the likelihood of customers canceling or deferring existing orders. Our business could be harmed by such actions.
Because we conduct business, have offices in and derive revenue from customers in China, our business performance may be affected by increased political tensions and changes in China’s political, social and economic environment. For example, political instability resulting from changes in the relationship between the United States and China could negatively impact our business. Any significant armed conflict related to this matter is expected to materially and adversely damage our business. Moreover, the role of the Chinese government in the Chinese economy is significant. Chinese policies toward economic liberalization, and laws and policies affecting technology companies, foreign investment, currency exchange rates, taxes and other matters could change, resulting in greater restrictions on our ability and our suppliers’ ability to do business and operate facilities in China. If any of these changes were to occur, our business could be harmed, and our stock price could decline.
Furthermore, the U.S. and Chinese governments may continue to enact changes in government trade policies, including the imposition of additional tariffs, that could adversely impact our ability to sell products in China. For example, the U.S. government has imposed tariffs on certain Chinese imports and, in return, the Chinese government has imposed or proposed tariffs on certain U.S. products. The progress and continuation of trade negotiations between the U.S. and China continues to be uncertain and a further escalation of the trade war remains a possibility. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and China, what products may be subject to such actions, or what actions may be taken by China in response. It also may not be possible to anticipate the timing or duration of such tariffs, export restrictions, or other regulatory actions. These government trade policies may materially adversely affect our business and impede our ability to develop relationships with new customers in China.
Any disruption in the credit markets could also impede our access to capital. If we have limited access to additional financing sources, we may be required to defer capital expenditure or seek other sources of liquidity, which may not be available to us on acceptable terms or at all. All of these factors related to global economic conditions, which are beyond our control, could harm our business.
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
The semiconductor industry is highly cyclical and is prone to significant downturns from time to time. Cyclical downturns can result from a variety of market forces including constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand, all of which can result in significant declines in semiconductor demand. We have experienced downturns in the past and may experience such downturns in the future. For example, the industry experienced a significant downturn in connection with the most recent global recession in 2008, and experienced further downturns in 2020 and 2022, which was prolonged as a result of the economic impact of the COVID-19 pandemic. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. In the past several years, downturns in the semiconductor industry have been attributed to a variety of factors, including the COVID-19 pandemic, ongoing trade disputes among the United States and China, weakness in demand and pricing for semiconductors across applications and excess inventory.

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
The semiconductor industry has also faced significant global supply chain issues as a result of the impact both on demand for devices to enable wireless connectivity and remote environments and on supply from the related imposition of government restrictions on staffing and facility operations due to the COVID-19 pandemic as well as other trends such as the increasing demand for semiconductors in automobiles and artificial intelligence, which together have resulted in the inability of fabrication plants to produce sufficient quantities of chips to meet demand, supply chain shortages and other disruptions. Numerous factors, including any further trade tensions between the U.S. and China, such as the revisions to the U.S. regulations governing the export of certain semiconductor related hardware and software to China announced by BIS on October 7, 2022 and subsequently further amended, and any geopolitical changes in China-Taiwan relations may prolong or deepen these challenges faced by the industry.
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
We have experienced, and expect to continue to experience, seasonal fluctuations in sales due to the spending patterns of semiconductor customers who license our products. Typically, the number of total new license agreements we enter into has generally been lowest in the first and second calendar quarters. We expect these seasonality trends to continue.
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
Moreover, the automotive industry is affected by general economic, trade and geopolitical conditions and associated responses by governments of various countries, the automotive industry, including manufacturers, dealers, distributors, and third-party suppliers may be adversely impacted. In addition, government-imposed restrictions on businesses, operations and travel and the related economic uncertainty have impacted demand in many global markets. While demand in the automotive industry is dependent on a number of factors, any adverse effects on the automotive industry could harm our business, as well as our ability to execute our growth strategy.
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
Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. Our gross margins and financial results will suffer if we are unable to offset reductions in our average selling prices by reducing our costs, developing new or enhanced products or solutions on a timely basis with higher selling prices or gross margins, or increasing our sales volumes. In addition, there is significant pressure to maintain low royalty rates in certain markets where the end product may have a low average sales price, such as many consumer electronics products. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products on future or renewal agreements be lower than our historic royalty rates. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates on future or renewal agreements as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for the use of our technology could decrease with new or renewed customers, thereby decreasing future anticipated revenue and cash flow. Variable royalty revenue was 7.6% of our revenue for the year ended December 31, 2024. Therefore, a significant decrease in our royalty revenue could materially adversely affect our operating results.
Moreover, royalty rates may be negatively affected by macroeconomic and geopolitical trends, including from global semiconductor supply chain issues (including from shortages in the availability of the supply of chips in several semiconductor sectors and applications), and its world effects and changes in products mix. Furthermore, consolidation among our customers may increase the leverage of our existing customers to extract concessions from us in royalty rates.

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
In addition, since many of our sales in foreign jurisdictions are denominated in U.S. dollars, fluctuations in the value of foreign currencies relative to the U.S. dollar may effectively increase the price of our products in the currency of the jurisdiction in which the sale took place and may result in our products becoming too expensive for non-U.S. customers who do not conduct their business in U.S. dollars. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations. If the volume of our international operations increases and foreign currency exchange rates changes, the impact to our consolidated statements of operations could be significant and may affect the comparability of operating results. The impact from foreign currency exchange for the year ended December 31, 2024, was immaterial. We do not believe a 10% increase or decrease in foreign exchange rates would have resulted in a material impact to our operating results. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in the value of our net foreign currency investment, and our business may be harmed.
In particular, in light of the military conflict between Russia and Ukraine, the conflict in Israel, and the tensions between the European Union, other European countries, as well as the United States, with Russia, any resulting material change to the valuation of the Euro or other currency relative to the U.S. dollar could adversely impact our operating results.
We have made acquisitions and, in the future, expect to pursue acquisitions of and investments in new businesses, products or technologies, joint ventures and other strategic transactions that involve numerous risks and could disrupt and harm our business.
As part of our business strategy, we make acquisitions of and investments in new businesses, such as our acquisitions of Magillem and Semifore, Inc., products and technologies and enter into joint ventures and other strategic relationships in the ordinary course. Our ability to grow our revenue, earnings and cash flow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate businesses at acceptable prices, realize anticipated synergies and make appropriate investments that support our long-term strategy. We may not be able to consummate acquisitions at rates similar to in the past, which could adversely impact our growth rate and the trading price of our common stock. Promising acquisitions and investments are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions and obtain applicable antitrust and other regulatory approvals on a timely basis and on acceptable terms. In addition, competition for acquisitions and investment may result in higher purchase prices. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate acquisitions and investments on acceptable terms or at all.
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
Our ability to operate and expand our business depends on the availability of adequate capital, which in turn depends on the cash flow generated by our business and equity or other applicable financing arrangements. We believe that our existing cash and cash equivalents, short-term investments and cash provided by sales of our products will satisfy our anticipated cash requirements for at least the next 12 months. However, we have based this estimate on our current operating plans and expectations, which are subject to change, and cannot assure you that that our existing resources will be sufficient to meet our future liquidity needs. We may require additional capital to respond to business opportunities, challenges, acquisitions or other strategic transactions and/or unforeseen circumstances. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:
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
To continue to grow and to meet our ongoing obligations as a public company, we must continue to expand our operational, engineering, accounting and financial systems, procedures, controls and other internal management systems. This may require substantial managerial and financial resources, and our efforts in this regard may not be successful. Our current systems, procedures and controls may not be adequate to support our future operations, and we may be unable to meet reporting obligation deadlines under the Exchange Act. Unless our growth results in an increase in our revenue that is proportionate to the increase in our costs associated with this growth, our operating margins will be adversely affected. If we fail to adequately manage our growth, improve our operational, financial and management information systems, or effectively motivate and manage our new and future employees, it could harm our business.
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
Many members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage us as a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business.
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
We seek to protect our proprietary technology and innovations, particularly those relating to the design of our products, through patents, trade secrets and other intellectual property rights. As of December 31, 2024, we had 214 total allowed or issued patents, pending patent applications and non-expired provisional patent applications worldwide. Of these, we had 94 allowed or issued patents, 78 are U.S. allowed or issued patents, 10 are allowed or issued China patents, three are South Korea issued patents, one is a U.K. issued patent, one is a Europe issued patent, and one is a Japan issued patent. The 94 allowed or issued patents generally expire between July 2035 and July 2042. As of December 31, 2024, we had 120 pending non-provisional and provisional patent application filings, including 39 in the United States, 30 in Europe, 24 in China, 14 in South Korea and 13 in Japan. Maintenance of patent portfolios, particularly outside of the United States, is expensive, and the process of seeking patent protection is lengthy and costly. While we intend to maintain our current portfolio of patents and to continue to prosecute our currently pending patent applications and file future patent applications when appropriate, the value of these actions may not exceed their expense. Existing patents and those that may be issued from any pending or future applications may be subject to challenges, invalidation or circumvention, and the rights granted under our patents may not provide us with meaningful protection or any commercial advantage. In addition, the protection afforded under the patent laws of one country may not be the same as that in other countries. This means, for example, that our right to exclusively commercialize a product in those countries where we have patent rights for that product can vary on a country-by-country basis. We also may not have the same scope of patent protection in every country where we do business.
Additionally, it is difficult to predict the impact of generative artificial intelligence (AI) on our intellectual property rights risk portfolio and costly to monitor the use of our intellectual property. It may be the case that our intellectual property is already being infringed, and infringement may occur in the future without our knowledge. Litigation may be necessary to enforce our intellectual property rights. While it is our policy to protect and defend our rights to our IP, we cannot predict whether steps taken by us to enforce and protect our intellectual property rights will be adequate to prevent infringement, misappropriation, or other violations of our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete. Moreover, in any lawsuit we bring to enforce our intellectual property rights, a court may refuse to stop the other party from using the technology at issue on grounds that our intellectual property rights do not cover the technology in question. Further, in such proceedings, the defendant could counterclaim that our intellectual property is invalid or unenforceable and the court may agree, in which case we could lose valuable intellectual property rights. Any litigation of this nature, regardless of outcome or merit, could materially harm our business and hurt our competitive advantage.
If we are unable to protect our proprietary technology and inventions through trade secrets, our competitive position and financial results could be adversely affected.
As noted above, we seek to protect our proprietary technology and innovations, particularly those relating to our products, as patents, trade secrets and other forms of intellectual property. Additionally, while software and other forms of our proprietary works may be protected under copyright law, in some cases we have chosen not to register any copyrights in these works, and instead, primarily rely on protecting our software as a trade secret. In the United States, trade secrets are protected under the federal Economic Espionage Act of 1996 and the Defend Trade Secrets Act of 2016 (the Defend Trade Secrets Act), and under state law, with many states having adopted the Uniform Trade Secrets Act (the UTSA) and several of which that have not. In addition to these federal and state laws inside the United States, under the World Trade Organization’s Trade Related-Aspects of IP Rights Agreement (the TRIPS Agreement), trade secrets are to be protected by World Trade Organization member states as “confidential information.” Under the UTSA and other trade secret laws, protection of our proprietary information as trade secrets requires us to take steps to prevent unauthorized disclosure to third parties or misappropriation by third parties. In addition, the full benefit of the remedies available under the Defend Trade Secrets Act requires specific language and notice requirements present in the relevant agreements, which may not be present in all of our agreements. While we require our officers, employees, consultants, distributors, and existing and prospective customers and collaborators to sign confidentiality agreements and take various security measures to protect unauthorized disclosure and misappropriation of our trade secrets, we cannot assure or predict that these measures will be sufficient. The semiconductor industry is generally subject to a high turnover of employees, so the risk of trade secret misappropriation may be amplified. If any of our trade secrets are subject to unauthorized disclosure or are otherwise misappropriated by third parties, our competitive position may be materially and adversely affected.

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
If a third-party causes us to discontinue the use of any of our technologies, we could be required to design around those technologies. This could be costly and time-consuming and could have an adverse impact on our financial results. Any significant impairments of our intellectual property rights from any litigation we face could harm our business and our ability to compete in our industry.

We may not be able to continue to obtain licenses to third-party software and intellectual property on reasonable terms or at all, which may disrupt our business and harm our financial results.
We license third-party software and other intellectual property for use in product research and development and, in several instances, for inclusion in our products such as our license with Qualcomm for FlexNoC. We also license third-party software, including the software of our competitors, to test the interoperability of our products with other industry products and in connection with our professional services. Our third-party licenses typically limit our use of IP to specific uses and for specific time periods and include other contractual obligations with which we must comply. Moreover, certain intellectual property rights may be licensed to us on a non-exclusive basis, and accordingly, the owners of such intellectual property rights are free to license such rights to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. These licenses may need to be renegotiated or renewed from time to time, or we may need to obtain new licenses in the future. For example, we may be required to renegotiate or seek a waiver to or consent under our license with Qualcomm with respect to our FlexNoC product in the event of certain changes of control (as defined in our agreements with Qualcomm) and there can be no guarantee we would be successful in such endeavor. Such provision could prevent us from pursuing a robust sales process in the event of a sale of the company if Qualcomm refuses to provide consent or waive such change in control provision. In such an event, a change in control could cause us to lose our license with Qualcomm and our valuation could be adversely affected. See “Business—Material Agreement—Qualcomm Agreements” in this Annual Report on Form 10-K, for additional information. Third parties may stop adequately supporting or maintaining their technology, or they or their technology may be acquired by our competitors. If we are unable to obtain licenses to these third-party software and intellectual property rights on reasonable terms or at all, we may not be able to sell or support the affected products, our customers’ use of the products may be interrupted, and/or our product development processes and professional services offerings may be disrupted, which could in turn harm our financial results, our customers, and our reputation. Further, if we or our third-party licensors were to breach any material term of a license, such a breach could, among other things, prompt costly litigation, result in the license being terminated or result in fines and other damages. If any of the following were to occur, it could harm our business and our reputation.
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
In any potential dispute involving our patents or other intellectual property, our customers could also become the target of litigation. Some of our agreements, including those with key customers like Texas Instruments Incorporated and Samsung Electronics Co., Ltd., have historically provided for indemnification, and some require us to provide technical support and information to a customer that is involved in litigation involving use of our technology. In addition, we may be exposed to indemnification obligations, risks and liabilities that were unknown at the time that we acquired assets or businesses for our operations. Any of these indemnification and support obligations could result in substantial and material expenses. In addition to the time and expense required for us to indemnify or supply such support to our customers, a customer’s development, marketing and sales of licensed semiconductors, mobile communications and data security technologies could be severely disrupted or shut down as a result of litigation, which in turn could severely harm our business as a result of lower or no royalty payments.
Cybersecurity threats continue to increase in frequency and sophistication; a successful cybersecurity attack or prolonged outage regardless of cause could interrupt or disrupt our information technology systems, or those of our third-party service providers, or cause the loss of availability of confidential or protected data which could disrupt our business, force us to incur excessive costs or cause reputational harm.
Security breaches, computer malware, prolonged outages, and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers or partners. The size and complexity of our information systems make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or external service providers, vendors, or from attacks by malicious third parties. Such attacks are increasing in their frequency, levels of persistence, levels of sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of our reliance on internet technology and the number of our employees who are working remotely, this may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition to unauthorized access to or acquisition of personal data, confidential information, intellectual property or other sensitive information, such attacks could include the deployment of harmful malware and ransomware, and may use a variety of methods, including denial-of-service attacks, phishing, social engineering and other means, to attain such unauthorized access or acquisition or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information. Like many other companies, we experience attempted cybersecurity actions on a frequent basis, and the frequency of such attempts could increase in the future. While we have invested in measures for the protection of data and information technology, there can be no assurance that our efforts will prevent or quickly identify service interruptions or security breaches. The techniques used by cybercriminals to obtain unauthorized access to systems or sabotage systems, or to disable or degrade services, change frequently, and may not be recognized when launched against a target and can originate from a wide variety of sources, including outside groups such as organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. We cannot assure that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages or breaches in our systems or those of our third-party services providers or partners. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us.

Data security breaches could also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental or regulatory investigation. For example, the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act, collectively the CCPA, includes a private right of action for security breaches that could lead to some form of remedy, as well as, regulatory scrutiny, fines, private right of action settlements, and other consequences. Where a security incident involves a breach of security leading to the accidental or unlawful destruction, loss, alternation, unauthorized disclosure of, or access to, personal data in respect of which we are a controller or processor under the GDPR or U.K. GDPR (as defined below), this could result in fines of up to €20.0 million or 4% of annual global turnover under the GDPR or £17.5 million and 4% of total annual revenue in the case of the U.K. GDPR. Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons and additional regulations regarding security of such data are possible. We may be required to notify such breaches to regulators and/or individuals which may result in us incurring additional costs. Moreover, any such compromise of our information security or that of our third parties could result in the misappropriation or unauthorized publication or other exploitation of our confidential business or proprietary information or personal information or that of other parties with which we do business, an interruption in our operations, the unauthorized transfer of cash or other assets, the unauthorized release of customer or employee data or a violation of privacy or other laws. In addition, computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products, or that otherwise exploit any security vulnerabilities, and any such attack, could expose us to liability to customer claims. Any of the foregoing could irreparably damage our reputation and business, could have a material adverse effect on our results of operations, and cause us to incur significant costs, including legal expenses and remediation costs.
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
The global data protection landscape continues to evolve, and we are or may become subject to numerous state, federal and foreign laws, regulations, legal requirements, contractual obligations and industry standards regarding security, data protection and privacy and any actual or perceived failure to comply with these requirements, obligations or standards could harm our reputation and business. If we are found to have breached any such laws or regulations in any such jurisdiction, we may be subject to enforcement actions that require us to change our business practices in a manner which may negatively impact our revenue, as well as expose us to litigation, fines, civil and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position. Implementation standards and enforcement practices continue to evolve, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future.

As part of our business, we collect personal data, and other potentially sensitive and/or regulated data from our customers. In the U.S., numerous federal and state laws and regulations, including data breach notification laws, data privacy and security laws, and consumer protection laws and regulations govern the collection, use, disclosure, protection and other processing of personal information. For example, the CCPA requires covered companies to, among other things, provide certain disclosures to California consumers about use of personal information, and affords such consumers privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. The California Privacy Rights Act (CPRA) passed in California significantly amended the CCPA and imposed additional data protection obligations on covered businesses, including additional consumer rights, new cybersecurity audit requirements for businesses whose processing of personal information presents significant risk to consumer’s privacy or security, and opt outs for certain uses of sensitive personal information. As part of the CPRA, a new California Privacy Protection Agency is authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required, including as the California Privacy Protection Agency continues to issue regulations. Further, several other states have passed state privacy laws. These state privacy laws may increase our compliance costs and potential liability, and could harm our business, including how we use personal information. A number of other proposals exist for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and harm our business.
Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, the EU General Data Protection Regulation (EU GDPR) and the U.K. General Data Protection Regulation and the U.K. Data Protection Act 2018 (UK GDPR) (collectively, the GDPR) imposes comprehensive data privacy compliance obligations on our collection, processing, sharing, disclosure, transfer and other use of data relating to an identifiable living individual or “personal data”. The EU and U.K. regimes also include laws which, among other things, require European Economic Area (EEA) member states and the U.K. to regulate marketing by electronic means and the use of cookies and similar technologies. The GDPR has resulted in, and will continue to result in, significant compliance burdens and costs for companies with customers and/or operations in the EEA and the U.K. The GDPR, and national implementing legislation in each member state, imposes a data protection compliance regime including: (i) providing detailed disclosures about how personal data is collected and processed; (ii) demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; (iii) granting certain rights for data subjects in regard to their personal data (including transparency, the right to be “forgotten,” right to data portability, right of access, and right to rectification); (iv) obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of data breaches; (v) imposing limitations on retention of personal data; (vi) maintaining a record of data processing; and (vii) complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, and enforcement notices requiring us to change the way we use personal data or our marketing practices. For example, under the GDPR we may be subject to fines of up to €20 million / £17.5 million or up to 4% of the total worldwide annual group turnover of the preceding financial year (whichever is higher) for major violations. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, reputational harm and a potential loss of business.
We are also subject to European Union rules with respect to cross-border transfers of personal data out of the EEA and the U.K. In July 2020, the Court of Justice of the EU (CJEU) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (SCCs). In March 2022, the US and EU announced the EU-U.S. DPF after determining that the additional safeguards included in Executive Order 14086 signed by former President Biden on October 7, 2022, provide an adequate level of protection for personal data transferred from the European Union. The adequacy decision allows the EU-U.S. DPF to facilitate the transfer of data from Europe to the United States. We currently rely on the SCCs to transfer personal data outside the EEA and the U.K., including to the U.S. As supervisory authorities issue further guidance on personal data export mechanisms, we could suffer additional costs, complaints and/or regulatory investigations or fines.

Further, the exit of the U.K. from the EU, often referred to as Brexit, created uncertainty with regard to data protection regulation in the U.K. The European Commission has adopted an adequacy decision in favor of the U.K., enabling data transfers from EU member states to the U.K. without additional safeguards. However, the U.K. adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision and remains under review by the European Commission during this period. The relationship between the U.K. and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how U.K. data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure.
In addition, we are subject to evolving data privacy and security laws, rules and regulations in the PRC, particularly the Personal Information Protection Law (PIPL), Cybersecurity Law (CSL) and Data Security Law (DSL), along with their implementing regulations and standards. Consent from the data subject is required for any collection or processing of personal data, unless one of a limited number of exemptions applies. Notably, the PIPL, similar to the EU GDPR, applies extraterritorially in certain circumstances.
The PIPL, CSL and DSL also specify rules for transferring personal information and the sui-generis category of ‘important data’ out of the PRC. Compliance with security assessments, obtaining certifications of group privacy standards by designated agencies, or entering into standard contracts (in approved form) with overseas recipients (to be filed with a PRC government agency) are among the requirements for transfer of personal data. All businesses in China additionally require government approval to transfer any amount of ‘important data’ generated within the PRC overseas. (‘Important data’ is a special category of data regulated under the DSL that has a national security, economic security or public interest dimension to it, but which has yet to be extensively classified, leading to significant uncertainty as to the scope of application of this rule at the present time.) Chinese law also imposes restrictions on the disclosure of data to foreign judicial and law enforcement bodies, and the extent and modalities of the application of this rule remain highly uncertain.
In addition to the CSL, the DSL and the PIPL, the relevant government authorities of the PRC have promulgated various regulations, draft regulations, guidelines and standards at both the national and provincial levels that are designed to provide further implemental guidance in accordance with the laws mentioned above. These laws and regulations continue to evolve, with an unpredictable impact on our operations in the PRC and related compliance costs. In addition, these laws and regulations are drafted broadly and thus leave significant discretion to the relevant PRC authorities, increasing the uncertainty about how they will be interpreted and enforced in practice.
Although we make reasonable efforts to comply with all applicable data protection laws and regulations, our interpretations and such measures have been or may prove to be insufficient or incorrect. The effects of any applicable state, federal and international laws and regulations that are currently in effect or that may go into effect in the future, are significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such laws and regulations. Allegations of non-compliance, whether or not true, could be costly, time consuming, and cause reputational harm. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards. Because the interpretation and application of privacy and data protection laws continue to evolve, it is possible that these laws may be interpreted and applied in a manner that are inconsistent with one another or inconsistent with our existing data management practices or the features of our products and services. Any actual or perceived failure to comply with these and other data protection and privacy laws and regulations could result in regulatory scrutiny and increased exposure to the risk of litigation or the imposition of consent orders, resolution agreements, requirements to take particular actions with respect to training, policies or other activities, and civil and criminal penalties, including fines, which could harm our business. In addition, we or our third-party service providers could be required to fundamentally change our business activities and practices or modify our products and services, which could harm our business. Any of the foregoing could result in additional cost and liability to us, damage our reputation, inhibit sales, and harm our business.

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
In the area of employment matters, we are subject to a variety of federal, state and foreign employment and labor laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the WARN Act and other regulations related to working conditions, wage and hour pay, overtime pay, employee benefits, anti-discrimination, and termination of employment. We are subject to local employment statutes and regulations in other jurisdictions. Noncompliance with any of these applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, fines, damages, penalties, or injunctions. In certain instances, former employees have brought claims against us, and we expect that we will encounter similar actions against us in the future. An adverse outcome in any such litigation could require us to pay damages, attorneys’ fees and costs. These enforcement actions could harm our reputation and business. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.
Our failure to comply with the Foreign Corrupt Practices Act, other applicable anti-corruption and anti-bribery laws, and applicable anti-money laundering laws could subject us to penalties and other adverse consequences.
We have extensive international operations, and a substantial portion of our business is conducted outside of the United States. Our operations are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the FCPA), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, as well as the anti-corruption, anti-bribery, and anti-money laundering laws in the countries where we do business. Anti-corruption laws are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, or offering, soliciting, or accepting, directly or indirectly, improper payments or other benefits to or from any person whether in the public or private sector. The FCPA also requires publicly traded companies to maintain records that accurately and fairly represent their transactions, and to have an adequate system of internal accounting controls. As we increase our international sales and business, our risks under these laws may increase.
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

We are subject to government regulations, including import, export and economic sanctions laws and artificial intelligence regulations that may expose us to liability and increase our costs.
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
Exports of certain of our IP interconnect and other solutions are subject to export controls imposed by the U.S. government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the EAR, administered by BIS, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Certain of our solutions are subject to EAR. Obtaining export licenses can be difficult, costly and time-consuming and we may not always be successful in obtaining necessary export licenses, and our failure to obtain required import or export approval for our products or limitations on our ability to export or sell our products imposed by these laws may harm our international and domestic revenue. Noncompliance with these laws could have negative consequences, including government investigations, penalties and reputational harm. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.
In addition, in October 2022, October 2023 and April 2024, BIS modified certain of its regulations affecting the export of semiconductor products and equipment, with particular focus on export to China. In December 2024, BIS further expanded export controls on certain advanced semiconductors that can be used in advanced weapon systems and in AI and advanced computing products. We must continue to comply with such regulations and take additional review and precautions as required when such export regulations are updated or changed by the U.S. federal government.
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

In July 2021, we submitted a voluntary self-disclosure (VSD) to BIS, noting potential violations of the EAR. On April 28, 2022, the Office of Export Enforcement of BIS closed the matter with the issuance of a warning letter. In our VSD submission, we had identified discrete transactions with two customers, Bada and HiSilicon. We do not provide either customer with products or ongoing support. We have taken and continue to take remedial measures to help prevent similar situations from occurring in the future.
We face risks associated with doing business in China.
For the year ended December 31, 2024, we derived 29.2% of our revenue from customers located in China. As a result, the economic, political, legal and social conditions in China could harm our business. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the IP we develop or license in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. We have observed sustained reports of intellectual property theft and misappropriation in China.
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
■Geopolitical tensions may lead to increased export sanctions against China and/or Chinese entities or U.S. companies operating in China or selling products or services into China.
■Geopolitical changes in China-Taiwan relations could disrupt our operations in China and Taiwan and the operations of companies in China and Taiwan that are our customers, each of which could materially and adversely affect our business and operating results.

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
Further, on June 3, 2021, former President Biden issued Executive Order 14032 (Addressing the Threat from Securities Investments that Finance Certain Companies of the People’s Republic of China) targeting entities that are deemed part of the Chinese military-industrial complex. Among other things, this executive order prohibits the purchase or sale of any publicly traded securities of a designated entity. We do not expect that this executive order will impact us; however, further government escalation of restrictions related to Chinese investors and dealings in securities could harm certain shareholders.
Additionally, on October 7, 2022, BIS issued export controls related to the Chinese semiconductor manufacturing, advanced computing, and supercomputer industries. These export controls impose broad end-use and other restrictions on facilities in China that develop or produce semiconductor chips or manufacturing equipment and may impact our ability to license or support our products to entities in or doing business with certain advanced AI or “supercomputer” design companies, foundries and manufacturers of assemblies and components in China. On October 17, 2023, BIS issued regulations amending the October 7, 2022, export controls governing the export of certain semiconductor-related hardware and software to China. On December 2, 2024, BIS further expanded export controls on certain advanced semiconductors that can be used in advanced weapon systems and in AI and advanced computing products. These restrictions and any subsequent restrictions, may have an adverse effect on our business, results of operations, or financial condition and we may no longer be able to license or support our products to certain companies in China. Furthermore, increased restrictions on China exports may lead to regulatory retaliation by the Chinese government and possibly further escalate geopolitical tensions, and any such scenarios may adversely impact our business. It is difficult to predict what further trade-related actions governments may take, whether the new U.S. presidential administration may impact such tensions, the extent to which we may be able to mitigate the effects of any trade-related actions, and the longer-term implications of trade-related actions on the market opportunities for us. The prospect of future export controls that are implemented in a similar manner may continue to have an ongoing impact on our business, results of operation, or financial conditions.
There have been additional regulatory mandates from the U.S. government that affect our current and future sales and operations in China. On October 28, 2024, the U.S. Department of Treasury issued the Final Rule targeted at certain types of investments in country of concern entities and related to certain sensitive technologies and products critical for military, intelligence, surveillance, or cyber-enabled technologies. The relevant U.S. person undertaking a transaction must determine whether a given transaction is prohibited, requires notification to the Treasury Department, or is not covered by the Final Rule as either an excepted transaction or not within the jurisdiction set forth under the Final Rule. The Final Rule identifies China as a country of concern. Transactions with a completion date of January 2, 2025, or later are subject to the Final Rule. As a result of the foregoing, we and our applicable subsidiaries may need to take appropriate steps to comply with the Final Rule and the cost of doing so, as well as any to comply, could have an adverse impact on our business. results of operation or financial condition.

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

The occurrence of one or more of the above risks, or any other negative events, could adversely impact our joint ventures or similar investments including our investment in Transchip and we may be required to incur impairment charges.
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
■market volatility caused by the rapidly evolving AI-related developments;
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
If our existing stockholders, including current or former employees sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of December 31, 2024, we had approximately 40.7 million shares of common stock outstanding.
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
Our executive officers, directors and stockholders affiliated with our directors may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

K. Charles Janac, our President, Chief Executive Officer and Chairman, beneficially owns a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
As of December 31, 2024, K. Charles Janac, our President, Chief Executive Officer and Chairman, held voting power over approximately 25.0% of our outstanding voting stock. Therefore, this stockholder will have the ability to influence us through this ownership position. For example, this stockholder may be able to exercise significant influence over elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise could dilute the ownership and voting power of our other stockholders.
We have 300,000,000 shares of common stock authorized as of December 31, 2024. In addition, our Certificate of Incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our Certificate of Incorporation authorizes us to issue shares of common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock from time to time, for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, an acquisition, an investment, our stock incentive plans or otherwise. Such additional shares of our common stock or such other securities may be issued at a discount to the market price of our common stock at the time of issuance. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. As discussed below, the potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock. Any issuance of such securities could result in substantial dilution to our existing stockholders and cause the market price of shares of our common stock to decline.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information and is designed to identify, assess, prioritize and manage cybersecurity threats.
As part of our comprehensive risk management program, our cybersecurity risk management program includes methodologies, reporting channels and governance processes that apply across the enterprise to other legal, compliance, strategic, operational, and financial risk areas.
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
■The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our cybersecurity risk management program;
■Cybersecurity awareness training of our employees, incident response personnel, and senior management;
■A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
■A third-party risk management process to oversee and identify cybersecurity risks for our use of service providers, suppliers, and vendors.
Our Cybersecurity Management Team is responsible for assessing and managing our material risks from cybersecurity threats. The Head of IT has primary responsibility for our overall cybersecurity risk management program and supervises both our internal IT personnel and our retained external cybersecurity consultants. Our Head of IT has served in various roles in information technology and information security for over 17 years. Our Deputy General Counsel has over 20 years of experience as an attorney and holds various certifications related to privacy and data protection.
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

We have not at this time identified risks from known cybersecurity threats, including as a result of any prior cybersecurity events, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors—Risks Related to Intellectual Property, Information Technology and Data Security and Privacy—Cybersecurity threats continue to increase in frequency and sophistication; a successful cybersecurity attack could interrupt or disrupt our information technology systems, or those of our third-party service providers, or cause the loss of confidential or protected data which could disrupt our business, force us to incur excessive costs or cause reputational harm.”
Cybersecurity Board Governance
Our board of directors considers cybersecurity risk as part of its risk oversight function. The Cybersecurity Management Team updates the board of directors, as necessary, regarding any significant cybersecurity incidents.
The board of directors receives briefings from management and the Cybersecurity Management Team periodically on our cyber risk management program and presentations on cybersecurity topics as part of the board of directors’ continuing education on topics that impact public companies.
Item 2. Properties
Our principal executive office is located in Campbell, California. We currently lease offices in the United States in Campbell, California and Austin, Texas which consists of approximately 15,500 square feet of space. We also lease space in France, Poland, China, Japan, Taiwan and South Korea.
We lease all our facilities and do not own any real property. We believe our existing facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available on commercially reasonable terms to accommodate our operations.
Item 3. Legal Proceedings
Refer to Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Holders of Record
As of February 11, 2025, there were 417 stockholders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
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
There has been no material change in the planned use of proceeds from our IPO as described in our Final Prospectus for the IPO dated as of October 26, 2021, and filed with the SEC pursuant to Rule 424(b)(4) on October 28, 2021.
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
Overview
We are a leading provider of semiconductor system IP, including interconnect and other intellectual property, (collectively, System IP) technology. Our System IP technology manages the on-chip communications and IP block deployments in System-on-Chip (SoC) semiconductors and systems of chiplets. Our leading proprietary System IP solutions achieve this by connecting client IP blocks such as processors, memories, artificial intelligence/machine learning (AI/ML) accelerators, graphics subsystems, safety and security, and other input/output subsystems (I/Os) via multiple Networks-on-Chips (NoCs) in order for our customers to experience faster SoC targeting, as well as, more efficient, and lower cost solutions. Growth for our solutions is being driven by growing SoC sophistication and associated complexity, now extending into disaggregation of SoCs into systems which implement the communication protocol aspects and partner with industry leading providers like Synopsys, Cadence, Alphawave and others to connect to their die-to-die interfaces. The addition of more processors, channels of memory access, machine learning sections, additional I/Os interface standards, and other subsystems within SoCs is driving the need for more advanced System IP, including NoC interconnect IP’s. The growth in the numbers of these connected on-chip subsystems places an increasing premium on the interconnect IP capability to move data inside complex SoCs. We believe this increase in SoC complexity has created a significant opportunity for sophisticated System IP solutions that incorporate NoC interconnect IP, SoC Integration Automation software (SIA) (formerly IP deployment software) and NoC interface IP (consisting of peripheral data transport IP and control plane networks connected to NoC interconnect IPs). Moreover, our technology can also provide more cost-effective solutions and reduce the risks of building and maintaining in-house NoC teams, which we believe has positively contributed to our market segment share growth.
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
As of December 31, 2024, we had 267 employees and offices in ten locations in the United States, France, China, South Korea, Japan and Taiwan. For the year ended December 31, 2024, we generated revenue of $57.7 million, net loss of $33.6 million and net loss per share, basic and diluted of $0.86. As of December 31, 2024, we had Annual Contract Value (as defined below) and Annual Contract Value plus royalties of $60.7 million and $65.1 million, respectively. During the year ended December 31, 2024, we added 10 net new Active Customers (as defined below), and our customers had 76 Confirmed Design Starts (as defined below).
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

License Agreements with New and Existing Customers
Our ability to generate revenue from new license agreements, and the timing of such revenue, is subject to a number of factors, risks and contingencies. For new products, the time from initial development until we generate license revenue can be lengthy, typically between one and three years. In addition, because the selection process by our customers is typically lengthy and market requirements and alternative solutions available to customers for IP-based products change rapidly, we may be required to incur significant research and development expenditures in pursuit of new products over extended, multiyear periods of time with no assurance that our solutions will be successfully developed or ultimately selected by our customers. While we make efforts to observe market demand and market need trends, we cannot be certain that our investment in developing and testing new products will generate an adequate rate of return in the form of fees, royalties or other revenues, or any revenues. Moreover, the customer acquisition process has a typical duration of six to nine months; following this, a customer’s chip design cycle is typically between one to three years and may be delayed due to factors beyond our control, which may result in our customer’s product not reaching the market until long after we entered into a contract with such customer. Customers typically start shipping their products using our interconnect IP solutions between one to five years following completion of their product design, known as mass production, at which point we start to receive royalties; this typically lasts for up to seven years depending on the particular market. Any significant delay in the ramp-up of volume production of the customer’s products into which our product is designed could adversely affect our business due to delayed or significantly reduced revenues. Further, because the average selling prices of our products may decline over time, we consider new license agreements and new product launches to be critical to our future success and anticipate that for our newer products, we are and will remain highly dependent on market demand timing and revenue from new license agreements.
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
Terms of our Agreements with Customers
Our revenue from period to period can be impacted by the terms of the agreements we enter into with our customers. For example, in 2023 we made certain changes to SIA agreements that result in the ratable recognition of the related license revenue over the contract term. As a result of how these contracts are structured and the revenue is recognized, our revenue in the year ended December 31, 2024, may not be comparable to future periods if we do not enter into similar contractual agreements. Further, a meaningful percentage of our revenue is generated through royalty payments. Because the time between a new license agreement win and the customer’s end product being sold can be substantial, with sales of the end product being subject to a number of factors outside our control, our revenue from royalties is difficult to predict. As a result of the foregoing, revenue may fluctuate significantly from period to period and any increase or decrease in such revenue may not be indicative of future period-to-period increases or decreases.
Technological Development and Market Growth
We believe our growth has been and will continue to be driven by technology trends in our end markets. For example, the requirements of smaller die size, lower power consumption, a higher frequency of operation and management of critical net latency in a timely and cost-effective manner for on-chip processing in the automotive, enterprise computing, communications, consumer electronics, and industrial markets have resulted in increased SoC design complexity for chips used in these markets. This trend in turn has created increased demand for in-licensing commercial semiconductor design IP, which in turn has positively impacted our revenue and growth.

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
Impact of Operating Globally
We believe our products’ global footprint provides us with the opportunity to enter new markets and accelerate our growth. For 2024, 62.3% of our revenue was derived from sales to customers outside of the United States and 29.2% of our revenue was derived from customers located in China. For 2023, 65.4% of our revenue was derived from sales to customers outside of the United States and 31.1% of our revenue was derived from customers located in China. While we believe operating internationally has beneficially impacted our results of operations, we are subject to inherent risks attributed to operating in a global economy. Further, our international operations have been, and may in the future continue to be, subject to restrictive government regulations. For example, U.S. export regulations, including regulations announced on October 7, 2022 (as further amended), that impose broad end-use and other restrictions on doing business with certain customers and facilities in China that develop or produce semiconductor chips or manufacturing equipment, may limit or adversely impact our ability to license or support our products to entities in or doing business with certain advanced AI or “supercomputer” design companies, foundries and manufacturers of assemblies and components in China. As a result of these restrictions, our customers may experience changes to or delays in their design projects, and we may face challenges to maintain our revenue and/or our revenue may decrease.
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
Annual Contract Value
We define Annual Contract Value (ACV) for an individual customer agreement as the total fixed fees under the agreement divided by the number of years in the agreement term. Our total ACV is the aggregate ACVs for all our customers as measured at a given point in time. Total fixed fees include licensing, support and maintenance and other fixed fees under IP licensing or software licensing agreements but exclude variable revenue derived from licensing agreements with customers, particularly royalties. ACV was $60.7 million and $50.9 million as of December 31, 2024, and 2023, respectively. In addition, total ACV plus royalties was $65.1 million and $56.1 million as of December 31, 2024, and 2023, respectively. ACV plus royalties is calculated based on ACV and the trailing-twelve-months variable royalties and other revenue. We monitor ACV to measure our success and believe the increase in the number shows our progress in expanding our customers’ adoption of our platform. We believe ACV provides investors with useful information to assess the strength and trajectory of our business as growth demonstrates the expansion of customer adoption of our platform. ACV fluctuates due to a number of factors, including the timing, duration and dollar amount of customer contracts.

Active Customers
We define Active Customers as customers who have entered into a license agreement with us that remains in effect. The retention and expansion of our relationships with existing customers are key indicators of our revenue potential. We added 10 and 23 net new Active Customers during the years ended December 31, 2024, and 2023, respectively.
Confirmed Design Starts
We define Confirmed Design Starts as when customers confirm their commencement of new semiconductor designs using our interconnect IP and notify us. Confirmed Design Starts is a metric management uses to assess the activity level of our customers in terms of the number of new semiconductor designs that are started using our interconnect IP in a given period. Our interconnect IP and NoC interface IP customer base contributed to a total of 76 and 95 design starts during the years ended December 31, 2024, and 2023, respectively. We believe that the number of Confirmed Design Starts is an important indicator of the growth of our business and future royalty revenue trends.
Remaining Performance Obligations
We define Remaining Performance Obligations (RPO) as the amount of contracted future revenue that has not yet been recognized, including deferred revenue, billed and unbilled cancelable and non-cancelable contracted amounts.
The RPO amount is intended to provide visibility into future revenue streams. We expect RPO to fluctuate up or down from period to period for several reasons, including amounts, timing, and duration of customer contracts, as well as the timing of billing cycles for each contract. Our RPO was $88.4 million and $72.7 million as of December 31, 2024, and 2023, respectively.
Components of Our Results of Operations
Revenue: Our revenue is primarily derived from licensing intellectual property, licensing software, support and maintenance services, professional services, training services, and royalties. Our agreements often include other service elements including training and professional services which were immaterial for both the years ended December 31, 2024 and 2023.
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
Application Engineer Support Services are integral and fundamental to the customer’s ability to derive its intended benefit from the IP. Besides Application Engineer Support Services, support and maintenance services also consist of a stand-ready obligation to provide technical support and software updates over the support term. Generally, the first year of technical support and software updates are bundled with and into the license fee with a customer option to renew additional years of support throughout the license term. However, we may continue to provide technical support and software updates throughout the license term even if the customer does not renew these services in subsequent years, making the license term and support and maintenance term co-terminus.
Revenues that are derived from the sale of a licensee’s products that incorporate our IP are classified as royalty revenues. Royalty revenues are recognized during the quarter in which the sale of the product incorporating the IP occurs. Royalties are calculated either as a percentage of the revenues received by a licensee’s sale of products incorporating the IP or on a per unit basis, as specified in the agreements with the licensees. For the majority of our royalty revenues, we receive the actual sales data from our customers after the quarter ends and account for it as unbilled receivables. When we do not receive actual sales data from the customer prior to the finalization of our financial statements, royalty revenues are recognized based on our estimation of the customer’s sales during the quarter.

Our SIA products and CSRCompiler product arrangements provide customers with the right to software licenses, software updates and technical support. The software licenses are time-based licenses with terms generally ranging from one to three years. These arrangements generally have two distinct performance obligations that consist of transferring the licensed software and the support and maintenance service. Support and maintenance services consist of a stand-ready obligation to provide technical support and software updates over the support term. Majority of our SIA solutions contracts include termination rights that allow the customer to cancel and receive a pro-rata refund on support and maintenance services at the end of each month of the contract period, which results in a ratable recognition of the related license revenue over the contract term.
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

	Year ended December 31,
	2024	2023
	(in thousands)
Total revenue	$57,724	$53,666
Cost of revenue (1)	5,962	5,077
Gross profit	51,762	48,589
Operating expenses:
Research and development (1)	45,007	45,128
Sales and marketing (1)	20,796	20,659
General and administrative (1)	17,555	17,944
Total operating expenses	83,358	83,731
Loss from operations	(31,596)	(35,142)
Interest expense	(244)	(211)
Other income (expense), net	3,400	3,558
Loss before income taxes and loss from equity method investment	(28,440)	(31,795)
Loss from equity method investment, net of tax	2,698	3,397
Provision for income taxes	2,500	1,677
Net loss	$(33,638)	$(36,869)
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Cost of revenue	$783	$556
Research and development	7,509	7,324
Sales and marketing	3,079	2,712
General and administrative	4,567	3,943
Total stock-based compensation	$15,938	$14,535

The following table summarizes our results of operations as a percentage of total revenue for each of the periods indicated:

	Year Ended December 31,
	2024	2023
	(as a percentage of total revenue)
Total revenue	100%	100%
Cost of revenue	10	9
Gross profit	90	91
Operating expenses:
Research and development	78	84
Sales and marketing	36	38
General and administrative	30	33
Total operating expenses	144	155
Loss from operations	(54)	(64)
Interest expense	—	—
Other income (expense), net	6	7
Loss before income taxes and loss from equity method investment	(48)	(57)
Loss from equity method investment, net of tax	5	6
Provision for income taxes	4	3
Net loss	(57)%	(66)%

Comparison of the Years Ended December 31, 2024, and 2023
Revenue

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Licensing, support and maintenance	$52,815	$48,273	$4,542	9%
Variable royalties	4,405	5,158	(753)	(15)%
Other	504	235	269	114%
Total	$57,724	$53,666	$4,058	8%
Revenue from licensing, support and maintenance increased $4.5 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily due to new license arrangements with existing customers, and the addition of new customers. The decline in variable royalty revenue was primarily due to revenue from royalty audits in the year ended December 31, 2023. Other revenue increased for the year ended December 31, 2024, compared to the year ended December 31, 2023, due to timing of completion of professional services.
Cost of revenue

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Cost of revenue	$5,962	$5,077	$885	17%
Cost of revenue increased $0.9 million or 17% for the year ended December 31, 2024, from $5.1 million for the year ended December 31, 2023 The increase in cost of revenue during the year ended December 31, 2024, was primarily due to higher FAE employee-related expenses.

Operating expenses

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Research and development	$45,007	$45,128	$(121)	—%
Sales and marketing	20,796	20,659	137	1%
General and administrative	17,555	17,944	(389)	(2)%
Total operating expenses	$83,358	$83,731	$(373)	—%
Research and development expenses
R&D expenses decreased $0.1 million, to $45.0 million for the year ended December 31, 2024, from $45.1 million for the year ended December 31, 2023. The decrease in R&D expenses was primarily attributable to $0.9 million of grants received by our subsidiary in France for R&D projects, which were partially offset by higher professional fees of $0.4 million, higher employee-related costs of $0.4 million, including stock-based compensation expense .
Sales and marketing expenses
S&M expenses increased $0.1 million, or 1%, to $20.8 million for the year ended December 31, 2024, from $20.7 million for the year ended December 31, 2023. The increase in S&M expenses was primarily due to higher company-wide event costs of $0.1 million related to an in-person sales event.
General and administrative expenses
G&A expenses decreased $0.4 million, or 2%, to $17.6 million for the year ended December 31, 2024, from $17.9 million for the year ended December 31, 2023. The decrease in G&A expenses was primarily due to lower professional fees of $1.1 million, predominantly related to our intellectual property litigation, and lower directors and officers liability insurance expenses of $0.4 million, partially offset by higher employee-related costs of $1.0 million including stock-based compensation expense of $0.6 million.
Interest expense

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Interest expense	$(244)	$(211)	$(33)	16%
Interest expense for the year ended December 31, 2024, remained relatively flat compared to the year ended December 31, 2023.
Other income (expense), net

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Other income (expense), net	$3,400	$3,558	$(158)	(4)%
Other income (expense), net for the year ended December 31, 2024, remained relatively flat compared to the year ended December 31, 2023.

Loss from equity method investment

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Loss from equity method investment	$2,698	$3,397	$(699)	(21)%
Loss from equity method investment was $2.7 million for the year ended December 31, 2024, compared to $3.4 million for the year ended December 31, 2023, representing our proportionate share of Transchip’s net loss during the trailing twelve months ended September 30, 2024. Such losses are expected to continue in the near future.
Provision for income taxes

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Provision for income taxes	$2,500	$1,677	$823	49%
The provision for income taxes for the year ended December 31, 2024 was $2.5 million, compared to $1.7 million for the year ended December 31, 2023. The increase in our income tax expense was primarily due to changes in current year foreign withholding taxes which are creditable in foreign jurisdictions and changes in uncertain tax positions during the year ended December 31, 2024.
On October 8, 2021, the Organization for Economic Co-operation and Development ("OECD") released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released Pillar Two model rules defining a 15 percent global minimum tax rate for large multinational corporations. The OECD continues to release additional guidance, and countries are implementing legislation with widespread adoption of the Pillar Two Framework and additional countries continue to adopt the Framework. The Company is not subject to the Pillar Two Framework as it does not meet the minimum revenue requirement to be subject to the Framework.
Liquidity and Capital Resources
Since inception, we have financed operations primarily from payments received from our customers, the net proceeds from the sale of our common stock in the IPO as well as the net proceeds from the private issuance of our convertible preferred stock and common stock. As of December 31, 2024, we had $43.8 million in cash and cash equivalents and short-term investments of which $2.4 million was held by our foreign subsidiaries. In addition, as of December 31, 2024, we also had $8.5 million in long-term investments.
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
Cash Flows
The following table summarizes changes in our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(720)	$(15,729)
Net cash provided by (used in) investing activities	$970	$(4,691)
Net cash used in financing activities	$(262)	$(2,919)

Operating Activities
Cash flows from operating activities may vary significantly from period to period depending on a variety of factors including the timing of our receipts and payments. Our ongoing cash outflows from operating activities primarily relate to payroll-related costs, payments for professional services and obligations under our property leases. Our primary source of cash inflows is receipts from our customers. The timing of receipts of accounts receivable from customers is based upon the completion of agreed milestones or agreed dates as set forth in the contracts.
For the year ended December 31, 2024, net cash used in operating activities was $0.7 million, primarily due to our net loss of $33.6 million, adjusted for non-cash charges of $20.3 million and $12.6 million changes in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $15.9 million and depreciation and amortization of $3.4 million, loss from our equity method investment of $2.7 million, partially offset by amortization of deferred income of $1.2 million and net accretion of discounts on available-for-sale securities of $0.7 million. The drivers of the changes in operating assets and liabilities were a $8.6 million increase in accounts receivable, and a $1.1 million increase in prepaid expenses and other assets, partially offset by a $18.9 million increase in deferred revenue, a $3.1 million increase in accrued expenses and other liabilities, and a $0.3 million decrease in accounts payable.
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
Investing Activities
Net cash provided by investing activities for the year ended December 31, 2024, was $1.0 million primarily attributable to $38.5 million of proceeds from maturities of available-for-sale securities, partially offset by $37.2 million of purchases of available-for-sale securities and certificate of deposit, and $0.3 million of purchases of property and equipment.
Net cash used in investing activities for the year ended December 31, 2023, was $4.7 million primarily attributable to $47.8 million of purchases of available-for-sale securities and certificate of deposit, and $1.5 million of purchases of property and equipment, partially offset by $44.7 million of proceeds from maturities of available-for-sale securities.
Financing Activities
For the year ended December 31, 2024, net cash used in financing activities was $0.3 million, primarily attributable to principal payments under vendor financing arrangements, partially offset by proceeds from exercise of stock options and employee stock purchase plan.
For the year ended December 31, 2023, net cash used in financing activities was $2.9 million, primarily attributable to payments of contingent consideration for business combinations and principal payments under vendor financing arrangements.
Contractual Obligations
Our principal commitments consist of obligations under our operating leases for office space and data center hosting space and vendor finance arrangements. Information regarding our non-cancelable lease commitments as of December 31, 2024, can be found in Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our obligations as of December 31, 2024, under our vendor finance arrangements are described in Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

The following are the critical accounting policies requiring estimates, judgments, and assumptions that we believe have the most significant impact on our consolidated financial statements. For information on our significant accounting policies, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this report.
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
Application Engineer Support Services are integral and fundamental to the customer’s ability to derive its intended benefit from the IP. Besides Application Engineer Support Services, support and maintenance services also consist of a stand-ready obligation to provide technical support and software updates over the support term. Generally, the first year of technical support and software updates are bundled with and into the license fee with a customer option to renew additional years of support throughout the license term. However, we continue to provide technical support and software updates throughout the license term even if the customer does not renew these services in subsequent years, making the license term and support and maintenance term co-terminus.
Considering the nature of the combined license and assisting our customers in applying our IP technology in our customers’ development environment and the relative significance thereof, we have concluded that our promise to provide an Interconnect Solutions IP license is not distinct from our obligation to provide the Application Engineer Support Services and benefits of the RTL.
The Interconnect Solutions IP, RTL, and the Application Engineering Support Services serve to fulfill our commitment to the customer, as they represent inputs to a single, combined performance obligation that commences upon the later of the arrangement effective date or transfer of the software license. Further, although technical support and software updates is a distinct performance obligation, it is accounted for as if it were part of a single performance obligation that includes the licenses, RTL and Application Engineer Support Services because the technical support and updates are provided in practice for the same period of time and have the same time-based pattern of transfer to the customer as the combined design license, RTL, and Application Engineer Support Services. Therefore, revenue from Interconnect Solutions IP licensing arrangements is recognized ratably over the design term.

Revenues that are derived from the sale of a licensee’s products that incorporate our IP are classified as royalty revenues. Royalty revenues are recognized during the quarter in which the sale of the product incorporating our IP occurs and are included in variable royalties and other revenue in the consolidated statements of operations. Royalties are calculated either as a percentage of the revenues received by a licensee’s sale of products incorporating our IP or on a per unit basis, as specified in the agreements with the licensees. For the majority of our royalty revenues, we receive the actual sales data from our customers after the quarter ends and account for it as unbilled receivables. In such instances, we recognize royalty revenues based on our estimation of the customer’s sales during the quarter.
SoC Integration Automation Software Solutions
Our SIA products and CSRCompiler product arrangements provide customers with the right to software licenses, software updates and technical support. The software licenses are time-based licenses with terms generally ranging from one to three years. These arrangements generally have two distinct performance obligations that consist of transferring the licensed software and the support and maintenance service. Support and maintenance services consist of a stand-ready obligation to provide technical support and software updates over the support term. Majority of our SIA solutions contracts include termination rights that allow the customer to cancel and receive a pro-rata refund on support and maintenance services at the end of each month of the contract period, which results in a ratable recognition of the related license revenue over the contract term.
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
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in contract assets (unbilled receivables), or contract liabilities (deferred revenue) on our consolidated balance sheets. We record a contract asset when revenue is recognized prior to the right to invoice, and we have an unconditional right to invoice and receive payment. We record deferred revenue when we invoice customers and revenue is not yet recognized. Customers are generally invoiced in single or annual amounts, although some customers are invoiced more frequently over time.
We capitalize sales commission as costs of obtaining a contract when they are incremental and, if they are expected to be recovered, amortized in a manner consistent with the pattern of transfer of the good or service to which the asset relates.
Income Taxes
We account for income taxes under the asset and liability method. Under this method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We provide for a valuation allowance when it is more likely than not that some portion, or all of our deferred tax assets will not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. As of December 31, 2024, and 2023, we recorded a full valuation allowance against our U.S. federal, state, and certain foreign jurisdiction deferred tax assets.

Equity Method Investments
We use the equity method to account for our investments in companies which we do not control but are deemed to have the ability to exercise significant influence over the operating and financial decisions of the investee.
We generally measure an investment in the common stock of an investee initially at cost. The carrying value of our equity method investments is reported in equity method investment on the consolidated balance sheets. We record our proportionate share of the income or loss in our equity method investments on a one-quarter lag. The cost is adjusted to recognize our proportionate share of the investee’s net income or loss after the date of investment. We assess investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.
Distributions received from an investee reduce the carrying value of an investment and are recorded in the consolidated statements of cash flows using the nature of distribution approach.
Goodwill and Intangible Assets
We test our goodwill and other indefinite-lived intangible assets for impairment during the last day of the third fiscal quarter each year or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value below its carrying value. We completed the most recent annual impairment test of goodwill at the reporting unit level. We have one reporting unit. We determined that our reporting unit had significant fair value in excess of carrying value. For the years ended December 31, 2024, and 2023, we did not have any goodwill or other indefinite-lived intangible assets impairment.
Acquired finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets, which range from five to eight years, unless the lives are determined to be indefinite. We routinely review the remaining estimated useful lives of finite-lived intangible assets. Amortization expenses are recorded operating expenses on the consolidated statements of operations.
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
If the volume of our international operations increases and foreign currency exchange rates changes, the impact to our consolidated statements of operations could be significant and may affect the comparability of operating results. The impact from foreign currency remeasurement during the years ended December 31, 2024, and 2023 was approximately $0.2 million and $0.4 million, respectively. We do not believe a 10% increase or decrease in foreign exchange rates would have resulted in a material impact to our operating results.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Arteris, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arteris, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders' equity (deficit), and cash flows, for each of the two years year ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 18, 2025
We have served as the Company's auditor since 2023.

Arteris, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$13,684	$13,696
Short-term investments (Note 5)	30,157	27,477
Accounts receivable, net of allowance of $131 and $93 as of December 31, 2024, and 2023, respectively	20,608	12,003
Prepaid expenses and other current assets	4,634	5,254
Total current assets	69,083	58,430
Property and equipment, net	4,019	5,745
Long-term investments (Note 5)	8,504	11,802
Equity method investment	5,802	8,500
Operating lease right-of-use assets	3,838	4,289
Intangibles, net	3,024	3,858
Goodwill	4,178	4,178
Other assets	7,687	5,999
TOTAL ASSETS	$106,135	$102,801
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$539	$183
Accrued expenses and other current liabilities	15,899	11,831
Operating lease liabilities, current	917	781
Deferred revenue, current	40,445	31,537
Vendor financing arrangements, current	1,482	2,070
Total current liabilities	59,282	46,402
Deferred revenue, noncurrent	35,177	25,172
Operating lease liabilities, noncurrent	2,998	3,610
Vendor financing arrangements, noncurrent	594	1,292
Deferred income, noncurrent	7,631	8,810
Other liabilities	1,641	2,412
Total liabilities	107,323	87,698
Commitments and contingencies (Note 11)
Stockholders’ (deficit) equity:
Preferred stock, par value of $0.001—10,000,000 shares authorized and no shares issued and outstanding as of both December 31, 2024, and 2023	—	—
Common stock, par value of $0.001—300,000,000 shares authorized at December 31, 2024, and 2023; 40,724,936 and 37,518,583 shares issued and outstanding at December 31, 2024, and 2023, respectively	40	37
Additional paid-in capital	135,522	118,193
Accumulated other comprehensive income	135	120
Accumulated deficit	(136,885)	(103,247)
Total stockholders’ (deficit) equity	(1,188)	15,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,135	$102,801
See notes to consolidated financial statements

Arteris, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year ended December 31,
	2024	2023
Revenue
Licensing, support and maintenance	$52,815	$48,273
Variable royalties and other	4,909	5,393
Total revenue	57,724	53,666
Cost of revenue	5,962	5,077
Gross profit	51,762	48,589
Operating expenses:
Research and development	45,007	45,128
Sales and marketing	20,796	20,659
General and administrative	17,555	17,944
Total operating expenses	83,358	83,731
Loss from operations	(31,596)	(35,142)
Interest expense	(244)	(211)
Other income (expense), net	3,400	3,558
Loss before income taxes and loss from equity method investment	(28,440)	(31,795)
Loss from equity method investment, net of tax	2,698	3,397
Provision for income taxes	2,500	1,677
Net loss	$(33,638)	$(36,869)

Net loss per share attributable to common stockholders, basic and diluted	$(0.86)	$(1.03)
Weighted average shares used in computing per share amounts, basic and diluted	38,914,197	35,675,689
See notes to consolidated financial statements.

Arteris, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year ended December 31,
	2024	2023
Net loss	$(33,638)	$(36,869)
Other comprehensive loss:
Unrealized (losses) gains on available-for-sale securities, net of tax	(19)	93
Unrealized pension actuarial gain (loss)	34	(74)
Comprehensive loss	$(33,623)	$(36,850)
See notes to consolidated financial statements.

Arteris, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
BALANCE—December 31, 2022	34,625,875	$34	$103,778	$101	$(66,378)	$37,535
Issuance of common stock upon exercise of stock options	932,738	1	489	—	—	490
Issuance of common stock for settlement of Restricted Stock Units (RSUs)	2,048,939	2	(2)	—	—	—
Tax withholding on RSUs settlement	(88,969)	—	(607)	—	—	(607)
Stock-based compensation expense	—	—	14,535	—	—	14,535
Unrealized gains on available-for-sale securities, net of tax	—	—	—	93	—	93
Unrealized pension actuarial loss	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	(36,869)	(36,869)
BALANCE—December 31, 2023	37,518,583	37	118,193	120	(103,247)	15,103
Issuance of common stock upon exercise of stock options	693,909	1	889	—	—	890
Issuance of common stock for settlement of RSUs	2,432,842	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan	79,602	—	538	—	—	538
Stock-based compensation expense	—	—	15,904	—	—	15,904
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(19)	—	(19)
Unrealized pension actuarial gain	—	—	—	34	—	34
Net loss	—	—	—	—	(33,638)	(33,638)
BALANCE—December 31, 2024	40,724,936	$40	$135,522	$135	$(136,885)	$(1,188)
See notes to consolidated financial statements.

Arteris, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,638)	$(36,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,362	3,069
Stock-based compensation	15,938	14,535
Pension plan expenses	163	134
Amortization of deferred income	(1,182)	(1,179)
Loss from equity method investment	2,698	3,397
Net accretion of discounts on available-for-sale securities	(695)	(893)
Other, net	(9)	128
Changes in operating assets and liabilities:
Accounts receivable, net	(8,605)	(4,858)
Prepaid expenses and other assets	(1,068)	(1,301)
Accounts payable	324	(389)
Accrued expenses and other liabilities	3,079	2,467
Deferred revenue	18,913	6,030
Net cash used in operating activities	(720)	(15,729)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(324)	(1,503)
Purchases of available-for-sale securities and other	(37,175)	(47,788)
Proceeds from maturities of available-for-sale securities and other	38,469	44,650
Other investing activities	—	(50)
Net cash provided by (used in) investing activities	970	(4,691)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of contingent consideration for business combination	—	(1,592)
Principal payments under vendor financing arrangements	(1,749)	(1,289)
Payments to tax authorities for shares withheld from employees	—	(607)
Proceeds from exercise of stock options	890	490
Proceeds from employee stock purchase plan	538	—
Other financing activities	59	79
Net cash used in financing activities	(262)	(2,919)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(12)	(23,339)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	14,084	37,423
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$14,072	$14,084

Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$13,684	$13,696
Restricted cash, current	98	—
Restricted cash, noncurrent	290	388
Cash, cash equivalents and restricted cash at end of period	$14,072	$14,084

Supplemental cash flow information:
Cash paid for taxes	$1,552	$1,294
Noncash activities:
Operating lease right-of-use assets exchanged for lease liabilities	$464	$3,392
Purchase of property and equipment through vendor financing	$546	$3,319
See notes to consolidated financial statements.

Arteris, Inc.
Notes to Consolidated Financial Statements
1. DESCRIPTION OF BUSINESS
Arteris, Inc. was incorporated in Delaware on April 12, 2004. Arteris, Inc. and its subsidiaries (collectively, the Company or Arteris) develop, license, and support the on-chip interconnect fabric technology used in System-on-Chip (SoC) designs for a variety of devices and in the development and distribution of Networks-on-Chip (NoC) interconnect intellectual property (IP). The Company also provides software and services to enable efficient deployment of NoC IP, IP support & maintenance services, professional services and training and on-site support services. The Company is headquartered in Campbell, California and has offices in the United States, France, Poland, Japan, South Korea, Taiwan and China.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).
Principles of Consolidation
The consolidated financial statements include the accounts of Arteris, Inc. and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to, among others, revenue recognition, the useful lives of assets, assessment of recoverability of property, plant and equipment, fair value of investments, impairment of the equity method investment, fair values of goodwill and other intangible assets, including impairments, leases, allowance for credit losses, deferred tax assets and related valuation allowance, stock-based compensation, potential reserves relating to litigation and tax matters, collectability of certain receivables, fair value and amortization of deferred income, as well as other accruals or reserves. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.
Foreign Currency
The Company and its foreign subsidiaries’ functional currency is the US dollar. Accordingly, monetary assets and liabilities of foreign subsidiaries are remeasured into US dollars at the exchange rates in effect at the balance sheet date, non-monetary assets and liabilities are recorded at historical rates, and revenue and expenses are remeasured at average rates during the period. Remeasurement adjustments are recognized as a component of other income (expense), net within the consolidated statements of operations.
Comprehensive Loss
Comprehensive loss generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders. For the years ended December 31, 2024, and 2023, the components of comprehensive loss consist of net loss, unrealized pension actuarial gain (loss) and unrealized gains (losses) on available-for-sale securities, net of tax.

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
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. The Company’s cash equivalents include deposits in money market accounts which were unrestricted as to withdrawal or use and are stated at fair value. The Company’s cash equivalents include certificates of deposit from time to time. As of December 31, 2024, cash and cash equivalents consisted primarily of checking, savings, money market accounts, and highly liquid investments with original maturities of three months or less. Interest earned on cash and cash equivalents is included in other income (expense), net in the consolidated statements of operations.
As of both December 31, 2024, and 2023, the Company’s restricted cash balance was $0.4 million, primarily related to a letter of credit for its facility lease agreement. Restricted cash, current is included in prepaid expenses and other current assets and restricted cash, noncurrent is included in other assets on the consolidated balance sheets.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable, net consists of primarily billed and unbilled trade accounts receivable. Unbilled accounts receivable represents amounts recorded as royalty revenue which will be invoiced within a short period upon receipt of the royalty reports from the licensees. The Company records accounts receivable when it has an unconditional right to consideration. Trade accounts receivable are recorded at the invoiced amount. The Company maintains allowances for credit losses to reduce its receivables to their estimated net realizable value. In general, the Company does not offer extended credit terms and also does not require any security or collateral to support its receivables. The Company performs ongoing credit evaluations of its customers and establishes allowances for potential credit losses by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company’s allowance for credit losses activity has historically not been significant. Probable losses are recorded in general and administrative expense in the consolidated statements of operations.
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
The Company’s accounts receivable are derived principally from revenue earned from customers located in the Americas, Europe, Middle East and Asia Pacific regions.
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	As of December 31,
	2024	2023
Customer A	22%	*
Customer B	19%	*
Customer C	14%	15%
Customer D	*	26%
*    Customer accounted for less than 10% of total accounts receivable at period end.

Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Year Ended December 31,
	2024	2023
Customer C	15%	13%

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives, generally ranging from one to ten years. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the remaining lease term.
Depreciation expenses are recorded in cost of revenue and operating expenses in the consolidated statements of operations. Upon retirement or sale, the cost of assets disposed of, and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded as a component of operating expenses. Repairs and maintenance costs are expensed as incurred.
The Company evaluates the recoverability of property and equipment for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by comparing their carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount is not recoverable, the carrying amount of such assets is reduced to fair value. No impairment was recognized during the years ended December 31, 2024, and 2023.
Goodwill and Intangible Assets
The Company tests its goodwill and other indefinite-lived intangible assets for impairment during the last day of the third fiscal quarter each year or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value below its carrying value. For the years ended December 31, 2024, and 2023, the Company did not have any goodwill or other indefinite-lived intangible assets impairment.
Acquired finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets, which range from five to eight years, unless the lives are determined to be indefinite. The Company routinely reviews the remaining estimated useful lives of finite-lived intangible assets. Amortization expenses are recorded in operating expenses on the consolidated statements of operations.
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

The Company assesses the option for lease extensions, renewals, or terminations on individual leases, and generally considers the base term to be the term of lease contracts, unless it is reasonably certain that the Company will exercise such options. Lease agreements may contain other variable costs such as common area maintenance, insurance, real estate taxes or other costs. Variable lease costs are expensed as incurred in the consolidated statements of operations. The Company does not include non-lease components with lease payments for the purpose of calculating lease right-of-use assets and lease liabilities. The lease agreements generally do not contain any residual guarantees or restrictive covenants.
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
Application Engineer Support Services are integral and fundamental to the customer’s ability to derive its intended benefit from the IP. Besides Application Engineer Support Services, support and maintenance services also consist of a stand-ready obligation to provide technical support and software updates over the support term. Generally, the first year of technical support and software updates are bundled with and into the license fee with a customer option to renew additional years of support throughout the license term. However, the Company continues to provide technical support and software updates throughout the license term even if the customer does not renew these services in subsequent years, making the license term and support and maintenance term co-terminus.
Considering the nature of the combined license and assisting the Company’s customers in applying its IP technology in its customers’ development environment and the relative significance thereof, the Company has concluded that its promise to provide an Interconnect Solutions IP license is not distinct from its obligation to provide the Application Engineer Support Services and benefits of the RTL. Customers cannot benefit from the design license on its own; the Interconnect Solutions IP, RTL, and the Application Engineering Support Services serve to fulfill its commitment to the customer, as they represent inputs to a single, combined performance obligation that commences upon the later of the arrangement effective date or transfer of the software license. Further, although technical support and software updates is a distinct performance obligation, it is accounted for as if it were part of a single performance obligation that includes the licenses, RTL and Application Engineer Support Services because the technical support and updates are provided in practice for the same period of time and have the same time-based pattern of transfer to the customer as the combined design license, RTL, and Application Engineer Support Services. Therefore, revenue from Interconnect Solutions IP licensing arrangements is recognized ratably over the design term.

Revenues that are derived from the sale of a licensee’s products that incorporate the Company’s IP are classified as royalty revenues. Royalty revenues are recognized during the quarter in which the sale of the product incorporating the Company’s IP occurs and are included in variable royalties and other in the consolidated statements of operations. Royalties are calculated either as a percentage of the revenues received by a licensee’s sale of products incorporating the Company’s IP or on a per unit basis, as specified in the agreements with the licensees. For the majority of the Company’s royalty revenues, it receives the actual sales data from its customers after the quarter ends and accounts for it as unbilled receivables. In such instances, the Company recognizes royalty revenues based on its estimation of the customer’s sales during the quarter.
SoC Integration Automation Software Solutions
The Company’s SoC Integration Automation software (SIA) (formerly IP deployment) solutions and CSRCompiler product arrangements provide customers the right to software licenses, software updates and technical support. The software licenses are time-based licenses with terms generally ranging from one to three years. These arrangements generally have two distinct performance obligations that consist of transferring the licensed software and the support and maintenance service. Support and maintenance services consist of a stand-ready obligation to provide technical support and software updates over the support term. Majority of the Company’s SIA solutions contracts include termination rights that allow the customer to cancel and receive a pro-rata refund on support and maintenance services at the end of each month of the contract period, which results in a ratable recognition of the related license revenue over the contract term.
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
In instances where foreign licensees withhold and remit taxes to local authorities in accordance with local laws and regulations, the Company recognizes and presents revenue on a gross basis and includes the withholding tax in income tax expense.

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
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in contract assets (unbilled receivables), or contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. The Company records a contract asset when revenue is recognized prior to the right to invoice, and it has an unconditional right to invoice and receive payment. The Company records deferred revenue when it invoices customers and revenue is not yet recognized. Customers are generally invoiced in single or annual amounts, although some customers are invoiced more frequently over time.
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

Software Development Costs
Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Arteris has not capitalized any software development costs as of and for the years ended December 31, 2024, and 2023 as the period between establishing technological feasibility and general customer release has historically been short and therefore capitalizable costs have been insignificant.
The Company has not capitalized any internal-use software development costs as these costs have historically been insignificant.
Sales and Marketing
Sales and marketing expenses consist of compensation and employee benefits of marketing and sales personnel and related support teams, and stock-based compensation, as well as travel, trade show sponsorships and events, conferences, and internet advertising costs. Advertising costs, included in sales and marketing expenses, are expensed as incurred. The Company incurred advertising costs of $0.1 million for both the years ended December 31, 2024, and 2023.
General and Administrative
General and administrative expenses include executive and administrative compensation and employee benefits, depreciation, professional services fees, insurance costs, bad debt, other allocated costs, such as facility-related expenses, supplies, other fixed costs, and stock-based compensation.
Stock-based Compensation
The Company measures equity classified stock-based awards, including stock options and RSUs granted to employees, directors, and non-employees based on the estimated fair values of the awards on the date of the grant. Stock-based compensation expense for awards with service-based vesting only is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of such awards, as a component of operating expenses within the consolidated statements of operations. For awards that include performance conditions stock-based compensation expense is recognized on a graded vesting basis over the requisite service period. Compensation expense is not recognized until the performance condition becomes probable. The Company accounts for forfeitures related to these awards as they occur.
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
The Company adopted the 2021 Employee Stock Purchase Plan (the 2021 ESPP) effective on October 26, 2021. The 2021 ESPP provides for six-month offering periods beginning May 22 and November 22 of each year, and each offering period consists of a six-month purchase period. The first offering under the 2021 ESPP began on May 22, 2024, and ended on November 21, 2024. Eligible employees are entitled to purchase common stock at the end of six-month offering periods, by means of limited payroll deductions, at a 15% discount from the fair market value of the common stock as of specific dates.
The fair value of shares of common stock to be issued under the 2021 ESPP is estimated using the Black-Scholes option pricing model, which is impacted by the fair value of the Company’s common stock, as well as changes in assumptions regarding a number of subjective variables. These variables include the expected common stock price volatility over the term of the awards, the expected term of the awards, and the risk-free interest rate. Stock-based compensation expense for ESPP awards is recognized on a straight-line basis over the term of each ESPP offering period.

Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company provides for a valuation allowance when it is more likely than not that some portion, or all of its deferred tax assets will not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. As of December 31, 2024, and 2023, the Company recorded a full valuation allowance against its U.S. federal, state, and certain foreign jurisdiction net deferred tax assets.
ASC Topic 740, Accounting for Income Taxes (ASC 740), prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were $3.6 million and $3.5 million unrecognized tax benefits as of December 31, 2024, and 2023, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The amounts accrued for the payment of interest and penalties were immaterial as of both December 31, 2024, and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The available-for-sale securities are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss). A decline in the fair value of the available-for-sale securities is recognized directly to net income (loss) if judged to be other than temporary. Interest earned on investments in debt securities, realized gains and losses and impairment losses, if any, on investments in debt securities are included in other income (expense), net in the consolidated statements of operations. The cost of securities sold is based on the specific-identification method.
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
Government Assistance
The Company's government assistance during the year ended December 31, 2024, and 2023 primarily consists of R&D tax credits granted to the Company’s subsidiary in France. These R&D tax credits are granted to encourage companies to conduct technical and scientific research. For accounting purposes, the foreign R&D tax credits are recorded as an offset to research and development expenses in the Company’s consolidated statements of operations. The Company recorded $2.2 million and $1.9 million of foreign R&D tax credit during the years ended December 31, 2024, and 2023, respectively.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncement
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. As the Company operates as a single reporting segment, the adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures. Refer to Note 18 for additional information.

Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, to provide disaggregated disclosures of specific expense categories underlying certain income statement expense line items on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740. This ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024. The Company does not expect the adoption of ASU 2023-09 to have a significant impact on its consolidated financial statements and will adopt the standard effective January 1, 2025.
3. REVENUE
Disaggregated Revenue
The following table shows revenue by product and services groups (in thousands):

	Year Ended December 31,
	2024	2023
Licensing, support and maintenance	$52,815	$48,273
Variable royalties	4,405	5,158
Other	504	235
Total	$57,724	$53,666
Contract Balances
The following table provides information about accounts receivable, net, contract assets and deferred revenue (in thousands):

	As of December 31,
	2024	2023
Accounts receivable, net	$20,608	$12,003
Contract assets, current portion	$167	$312
Contract assets, noncurrent portion	$—	$566
Deferred revenue	$75,622	$56,709
During the years ended December 31, 2024, and 2023, the Company recognized revenue of $35.6 million and $29.9 million, respectively, that was included in the deferred revenue balance at the beginning of the fiscal year. Contract assets, current are included in prepaid expenses and other current assets and contract assets, noncurrent are included in other assets, respectively, on the consolidated balance sheets.
As of December 31, 2024, non-cancelable contracted but unsatisfied or partially satisfied performance obligations that have not yet been recognized is $86.1 million which includes deferred revenue, amounts that will be invoiced and recognized as revenues in future periods and Flexible Spending Accounts (FSA) commitments, from customers where actual product selection and quantities of specific products are to be determined by customers at a future period. The Company expects to recognize $45.9 million of this balance over the next 12 months and the remainder thereafter. FSA commitments amounted to $2.3 million and $6.2 million as of December 31, 2024, and 2023, respectively. The Company has elected to exclude the potential future royalty receipts from these amounts.

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

	As of December 31,
	2024	2023
Short-term commission capitalized in prepaid expenses and other current assets	$2,311	$2,408
Long-term commission capitalized in other assets	1,789	1,353
Total	$4,100	$3,761
Amortization of capitalized sales commissions was $3.5 million and $3.7 million for the years ended December 31, 2024, and 2023, respectively, and are included in sales and marketing expense in the consolidated statements of operations.
4. NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(33,638)	$(36,869)
Denominator:
Weighted-average shares outstanding, basic and diluted	38,914,197	35,675,689

Net loss per share, basic and diluted	$(0.86)	$(1.03)
Since the Company was in a loss position for the years ended December 31, 2024, and 2023, the diluted earnings per share is equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.
The following table summarizes the potentially dilutive securities that were excluded from the calculation of diluted earnings per share because they would be anti-dilutive:

	As of December 31,
	2024	2023
Stock options	2,197,604	2,841,764
Restricted stock units	5,225,948	5,732,950
Restricted common shares issued for business combination	234,859	234,859
Shares committed under the 2021 ESPP	83,398	—
Total	7,741,809	8,809,573

5.    INVESTMENTS
The following tables summarize the fair value and amortized cost of the Company’s cash equivalents and available-for-sale securities by major security type (in thousands):

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Aggregate Fair Value
Assets:
U.S. government agency securities	$18,730	$16	$18,746
U.S. treasury securities	11,752	1	11,753
Money market funds	10,410	—	10,410
Corporate bonds	8,157	5	8,162
Total financial assets	$49,049	$22	$49,071

	As of December 31, 2023
	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value
Assets:
U.S. government agency securities	$19,461	$29	$19,490
U.S. treasury securities	10,630	3	10,633
Money market funds	8,026	—	8,026
Corporate bonds	5,649	9	5,658
Certificate of deposit	5,000	—	5,000
Commercial paper	990	(1)	989
Total financial assets	$49,756	$40	$49,796
The maturity dates of the Company’s investments are as follows (in thousands):

December 31, 2024
Less than one year	$40,567
1-2 years	8,504
Total	$49,071
As of December 31, 2024, there were no securities in a continuous net unrealized loss position for more than 12 months. As of December 31, 2023, securities with a fair value of $3.7 million were in a continuous net unrealized loss position for more than 12 months. As of both December 31, 2024, and 2023, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor does it foresee or project that it will be required to sell those investments before recovery of their amortized costs basis, which may be at maturity. Thus, as of both December 31, 2024, and 2023 no allowance for credit losses or impairment losses for the Company’s investments were recorded.
6. FAIR VALUE MEASUREMENTS
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Equity method investments, and certain non-financial assets, such as intangible assets, are remeasured at fair value only if an impairment or observable price adjustment is recognized in the current period.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include vendor financing arrangements. The carrying value of the vendor financing agreements was $2.1 million and $3.4 million as of December 31, 2024, and 2023, respectively. The Company’s vendor financing arrangements are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon the Company’s incremental borrowing rate. The estimated fair values of these financial instruments approximate their carrying values.

Financial Instruments Recorded at Fair Value on a Recurring Basis
The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$10,410	$—	$—	$10,410
Total cash equivalents	10,410	—	—	10,410
Short-term investments:
Corporate bonds	—	5,542	—	5,542
U.S. government agency securities	—	14,850	—	14,850
U.S. treasury securities	—	9,765	—	9,765
Total short-term investments	—	30,157	—	30,157
Long-term investments:
Corporate bonds	—	2,620	—	2,620
U.S. treasury securities	—	1,988	—	1,988
U.S. government agency securities	—	3,896	—	3,896
Total long-term investments	—	8,504	—	8,504
Total financial assets	$10,410	$38,661	$—	$49,071

	As of December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$8,026	$—	$—	$8,026
U.S. treasury securities	—	2,491	—	2,491
Total cash equivalents	8,026	2,491	—	10,517
Short-term investments:
Certificate of deposit	—	5,000	—	5,000
Commercial paper	—	989	—	989
Corporate bonds	—	3,696	—	3,696
U.S. government agency securities	—	9,650	—	9,650
U.S. treasury securities	—	8,142	—	8,142
Total short-term investments	—	27,477	—	27,477
Long-term investments:
Corporate bonds	—	1,962	—	1,962
U.S. government agency securities	—	9,840	—	9,840
Total long-term investments	—	11,802	—	11,802
Total financial assets	$8,026	$41,770	$—	$49,796
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

7. INTANGIBLE ASSETS AND GOODWILL
Intangible assets, net
Intangible assets, net consisted of the following as of December 31, 2024 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted-Average Useful Lives
Developed technology	$3,590	$(1,835)	$1,755	5.6 years
Customer relationships	1,830	(744)	1,086	5.0 years
Trade name and other	200	(17)	183	—
Total intangibles	$5,620	$(2,596)	$3,024
Intangible assets, net consisted of the following as of December 31, 2023 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted-Average Useful Lives
Developed technology	$3,090	$(1,247)	$1,843	4.6 years
Customer relationships	1,830	(515)	1,315	5.9 years
IPR&D	500	—	500	—
Trade name and other	200	—	200	—
Total intangibles	$5,620	$(1,762)	$3,858
In July 2024, the Company completed an IPR&D project that resulted in the reclassification of $0.5 million from IPR&D to developed technology. Amortization expense of intangible assets was $0.8 million for both the years ended December 31, 2024, and 2023.
The expected future amortization expense of these intangible assets as of December 31, 2024, is as follows (in thousands):

Fiscal year ending December 31,	Amount
2025	$856
2026	544
2027	527
2028	516
2029	340
Thereafter	91
Total future amortization expense	$2,874
Goodwill
Goodwill was $4.2 million as of both December 31, 2024, and 2023. No goodwill impairments were recorded during the years ended December 31, 2024, and 2023.

8. BALANCE SHEET COMPONENTS
Certain changes in presentation have been made to conform the prior period presentation to the current period reporting.

Accounts Receivable, net
The following table presents the components of accounts receivable, net, (in thousands):

	As of December 31,
	2024	2023
Accounts receivable	$19,373	$11,061
Unbilled accounts receivable	1,366	1,035
Total accounts receivable	20,739	12,096
Less: allowance for credit losses	(131)	(93)
Total accounts receivable, net	$20,608	$12,003
The allowance for credit losses was $0.1 million as of both December 31, 2024, and 2023.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2024	2023
Capitalized commissions asset, net	$2,311	$2,408
Insurance	685	1,032
Software & subscriptions	669	757
Investment interest receivable	301	310
Contract assets	167	312
Other	501	435
Total prepaid expenses and other current assets	$4,634	$5,254
Property and Equipment, net
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2024	2023
Software and technology equipment	$7,525	$7,574
Office furniture and hardware equipment	876	863
Leasehold improvements	620	535
Construction in progress	31	35
Total property and equipment	9,052	9,007
Less: accumulated depreciation and amortization	(5,033)	(3,262)
Total property and equipment, net	$4,019	$5,745
Depreciation and amortization expenses related to property and equipment for the years ended December 31, 2024, and 2023, were $2.5 million and $2.3 million, respectively.

Other Assets
Other assets consisted of the following (in thousands):

	As of December 31,
	2024	2023
Foreign R&D tax credit receivable	$5,408	$3,516
Capitalized commissions asset, net	1,789	1,353
Contract assets	—	566
Other	490	564
Total other assets	$7,687	$5,999
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Payroll and related benefits	$10,035	$8,815
Customer refund liability	1,761	333
Deferred income	1,179	1,182
Accrued professional fees	992	1,010
Contingent acquisition milestone liability	826	—
Other accrued liabilities	1,106	491
Total accrued expenses and other current liabilities	$15,899	$11,831
Other Liabilities
Other liabilities consist of the following (in thousands):

	As of December 31,
	2024	2023
Pension accrual	$983	$905
Retirement benefit liability	422	449
Long-term income tax payable	—	525
Contingent acquisition milestone liability	—	413
Other liabilities	236	120
Total other liabilities	$1,641	$2,412

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
Total operating lease related costs were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease cost	$1,288	$1,137
Short-term lease cost	66	182
Total lease cost	$1,354	$1,319
The weighted-average remaining term of the Company’s operating leases was 3.9 years and 4.8 years as of December 31, 2024, and 2023, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 10.0% as of both December 31, 2024, and 2023. Cash payments made related to operating lease liabilities were $1.2 million and $1.0 million for the years ended December 31, 2024, and 2023, respectively.
Maturities of operating lease liabilities as of December 31, 2024, were as follows (in thousands):

Fiscal year ending December 31,	Amount
2025	$1,253
2026	1,210
2027	1,203
2028	819
2029	146
Thereafter	103
Total undiscounted cash flows	4,734
Less: imputed interest	(819)
Present value of lease liabilities	$3,915

Operating lease liabilities, current	$917
Operating lease liabilities, noncurrent	2,998
Total lease liabilities	$3,915

10. BORROWINGS
Vendor financing arrangements—The Company has various vendor financing arrangements with extended payment terms on the purchase of software licenses and equipment. In order to determine the present value of the commitments, the Company used an imputed interest rate of 10.0%, which is an estimate based on the Company’s collateralized borrowing rate.
Expected cash flows related to vendor financing arrangements as of December 31, 2024, were as follows (in thousands):

Fiscal year ending December 31,	Amount
2025	$1,482
2026	741
Total undiscounted cash flows	2,223
Less: Imputed interest	(147)
Present value of vendor financing arrangements	$2,076

Vendor financing arrangements, current	$1,482
Vendor financing arrangements, noncurrent	594
$2,076
Interest expense from vendor financing arrangements was $0.2 million for both the years ended December 31, 2024, and 2023.
11. COMMITMENTS AND CONTINGENCIES
Letter of Credit—In conjunction with the execution of the operating lease for the Company’s new headquarters facility, a letter of credit in the amount of $0.4 million was issued and outstanding as of both December 31, 2024, and 2023. No draws have been made under such letter of credit.
Indemnifications—The Company sometimes enters into limited indemnification provisions in license agreements in the ordinary course of the Company’s licensing business. Pursuant to these provisions, which are often inserted into license agreements in the semiconductor IP and software licensing industries, the Company agrees to indemnify, hold harmless, and reimburse the indemnified parties up to a capped amount for losses suffered or incurred by such indemnified parties due to third-party claims if such claims are determined to be caused by the Company. The term of these indemnification provisions is generally either for a term of years or perpetual, in each case beginning on the execution date of the agreement. The Company has also agreed to indemnify under indemnity agreements with its directors and officers, to the extent legally permissible, against liabilities incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer, other than certain liabilities arising from willful misconduct of the individual.
The Company has incurred no actual payment obligations from these above-noted indemnification provisions and director and officer indemnity agreements during 2024 and 2023, and the consolidated financial statements do not include liabilities for any potential indemnity-related obligations as of December 31, 2024, and 2023.
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
In December 2022, the Company received notice of a complaint filed against the Company and another defendant in the semiconductor industry, by Network System Technologies, LLC (NST) in the United States District Court for the Western District of Texas. Additional complaints were filed in the Eastern District of Texas against certain companies, including some customers of the Company, asserting among other things patent infringement seeking damages and injunctive relief. On September 4, 2024, the court in the Western District of Texas dismissed all claims against the Company without prejudice. The court will maintain jurisdiction solely for the purpose of enforcing discovery. The Company has not received any new claims involving the Company nor any new customer indemnity claims in connection with the NST litigation. The Company will continue to monitor this matter.
The Company has no material contractual noncancelable commitments as of December 31, 2024 and 2023.
12. COMMON STOCK AND STOCKHOLDERS’ EQUITY
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
Stock Repurchases
There were no repurchased shares for the years ended December 31, 2024, and 2023.
13. STOCK-BASED COMPENSATION
2016 Stock Plan
On October 10, 2016, the Company amended and restated the 2013 Equity Incentive Plan and changed the name of the plan to Arteris, Inc. 2016 Incentive Plan (the 2016 Plan). Adoption of the 2016 Plan provides for participation by foreign nationals or those employed outside of the United States.
The 2016 Plan provides for the granting of the following types of stock awards: incentive stock options, non-statutory stock options, stock appreciation rights (SARs), restricted stock awards, RSU awards and other stock awards. The number of shares authorized for award was 20,803,838. The Company granted awards of common stock in the form of 14,142,208 shares as of December 31, 2021. Following the Company’s IPO in October 2021, all future grants will be made under the 2021 Plan (as defined below), with none remaining available for future grants under the 2016 Plan.
2021 Stock Plan
The Company adopted the 2021 Incentive Award Plan (the 2021 Plan) effective October 26, 2021. The 2021 Plan provides for a variety of stock-based compensation awards, including stock options, SARs, restricted stock awards, RSUs, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash-based awards.
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

2022 Employment Inducement Incentive Plan
The Company adopted the 2022 Employment Inducement Incentive Plan (the 2022 Inducement Plan) effective November 3, 2022, pursuant to which it reserved 2,000,000 shares of its common stock. The 2022 Inducement Plan provides for a variety of stock-based compensation awards, including stock options, SARs, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash-based awards. Awards under the 2022 Inducement Plan can only be made to newly hired employees.
Shares Available for Future Grant
Shares available for future grant consisted of the following:

	As of December 31,
	2024	2023
Shares available for future grant under the 2021 Plan	3,139,086	3,230,183
Shares available for future grant under the 2021 ESPP	1,564,147	1,268,564
Shares available for future grant under the 2022 Inducement Plan	995,117	1,003,680
The Company issues new shares upon a share option exercise or release of restricted stock units.

Stock Options
The following table summarizes the stock option activities under the Company’s 2016 and 2021 Plan:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Values ($‘000s)
Balance—December 31, 2023	2,841,764	$1.91	6.16	$11,554
Granted	130,000	6.85
Exercised	(693,909)	1.28
Canceled	(80,251)	5.34
Balance—December 31, 2024	2,197,604	$2.27	5.48	$17,404
Options vested and exercisable—December 31, 2024	1,903,854	$1.59	4.95	$16,373
Options vested and exercisable—December 31, 2023	2,351,656	$1.29	5.69	$10,844
The aggregate intrinsic value of the options exercised for the years ended December 31, 2024, and 2023 was $4.2 million and $5.0 million, respectively. The total grant-date fair value of options vested was $0.4 million for both the years ended December 31, 2024, and 2023.
The amount of cash received by the Company for the exercise of stock options was $0.9 million and $0.5 million for the years ended December 31, 2024, and 2023, respectively.
As of December 31, 2024, there was $0.9 million of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.9 years.
Stock options granted generally have a maximum term of ten years from the grant date and generally vest over a period of four years.
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
Stock Options Valuation Assumptions
The following table summarizes the valuation assumptions:

	Year Ended December 31,
	2024	2023
Fair value of common stock	$6.85	$6.54
Expected volatility	50.2%	44.0%
Expected term (in years)	6.1	6.0
Risk-free interest rate	3.8%	3.9%
Expected dividend yield	0%	0%
The Company granted 130,000 and 420,000 stock options during the years ended December 31, 2024, and 2023, respectively.
Restricted Stock Units and Awards
The following table summarizes the restricted stock unit activities under the Company’s 2016 and 2021 Plan and the 2022 Inducement Plan:

	Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested—December 31, 2023	5,732,950	6.56
Granted	2,631,881	7.30
Vested	(2,432,842)	6.53
Canceled	(706,041)	6.21
Unvested—December 31, 2024	5,225,948	7.00
The total grant-date fair value of restricted stock units vested was $16.3 million and $15.0 million during the years ended December 31, 2024, and 2023, respectively.
As of December 31, 2024, there was $30.5 million of unamortized stock-based compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.5 years.
For RSUs granted under the 2016 Stock Plan, they contain both a service-based vesting condition and a performance-based vesting condition. The service-based vesting condition for these awards is generally satisfied by rendering continuous service for approximately four years, during which time the grants will vest periodically. The performance-based vesting condition of certain awards was satisfied in connection with the Company becoming a publicly listed company or a change in control.
For RSUs granted under the 2021 Stock Plan and 2022 Inducement Plan, they contain the service-based vesting condition for these awards, and it is generally satisfied by rendering continuous service typically satisfied over four years.

Restricted Common Stock
In connection with the acquisition of Semifore, Inc. (the Acquisition) in December 2022, the Company issued 331,574 shares of common stock, out of which 96,715 shares of common stock vested on the first anniversary of the closing of the Acquisition. The remaining 234,859 shares of common stock remain unvested as of December 31, 2024, and will vest on the third anniversary of the closing of the Acquisition contingent on the continued employment of certain key employees. These shares had a grant date fair value of $1.3 million based on the closing stock price on the acquisition date. The Company will recognize total compensation cost of $1.3 million to be amortized on a straight-line basis over the total vesting period of three years. As of December 31, 2024, the total unamortized compensation cost was $0.4 million.
2021 Employee Stock Purchase Plan
The Company adopted the 2021 ESPP effective on October 26, 2021. The 2021 ESPP enables eligible employees of the Company to purchase shares of common stock at a discount to fair market value. The 2021 ESPP provides for six-month offering periods beginning May 22 and November 22 of each year, and each offering period consists of a six-month purchase period. The first offering period began May 22, 2024, and ended on November 21, 2024. During the year ended December 31, 2024, 79,602 shares were purchased under the 2021 ESPP.
On each purchase date, eligible employees purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date, subject to a cap of 3,000 shares on any purchase date, 6,000 shares in any calendar year, or $25,000 in any calendar year (as determined under applicable tax rules).
As of December 31, 2024, there was $0.2 million of unamortized stock-based compensation cost related to the 2021 ESPP, which is expected to be recognized over a weighted average period of 0.4 years.
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

The following table summarizes the ESPP valuation assumptions:

Year Ended December 31,
2024
Expected volatility	65.1%
Expected term (in years)	0.5
Risk-free interest rate	4.9%
Expected dividend yield	0%
Stock-based Compensation
Stock-based compensation expense is recorded on a departmental basis, based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023
Cost of revenue	$783	$556
Research and development	7,509	7,324
Sales and marketing	3,079	2,712
General and administrative	4,567	3,943
Total stock-based compensation	$15,938	$14,535
During the years ended December 31, 2024, and 2023, the Company recognized $0.5 million and $0.4 million as stock-based compensation expense for common stock issued as part of the Semifore Acquisition, respectively.
14.    EQUITY METHOD INVESTMENT
On February 21, 2022, Arteris IP (Hong Kong) Ltd. (AHK), a wholly owned subsidiary of the Company, entered into a Share Purchase and Shareholders Agreement (the SPA) with certain investors and Ningbo Transchip Information Consulting Partnership (Limited Partnership) (Management Co). The transaction closed on June 20, 2022.
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
The license agreement provides Transchip the right to software licenses, services, software updates and technical support. On the closing date, the license agreement including the support and maintenance services to be provided to Transchip was valued to be $11.6 million, which was recorded as deferred income and will be recognized as other income (expense), net over a period of ten years on a straight-line basis after delivery of the license. The license was delivered to Transchip on September 2, 2022. For the year ended December 31, 2024, the Company recognized income of $1.2 million for the license agreement.
The Company’s ownership interest of Transchip’s registered capital was 35.0% on a fully diluted basis as of December 31, 2024. The Company accounts for its common stock investment in Transchip as an equity method investment as it does not control but has significant influence over operating and financing policies of Transchip. Transchip is the Company’s only equity method investment.
As of December 31, 2024, the carrying value of the investment in Transchip was $5.8 million. The Company’s loss from its proportionate share of its equity method investment in Transchip was $2.7 million for the year ended December 31, 2024. Management reviews its investment in Transchip for impairment if and when circumstances indicate that a decline in fair value below its carrying amount may have occurred. The Company identified certain factors which could indicate a decline in fair value of its equity method investment. After completing its impairment assessment based on the prevailing facts and circumstances, management determined that the impairment condition was not considered other than temporary. As such, no impairment charge has been recognized during the year ended December 31, 2024. Management will continue to closely monitor future events and developments that would impact its assessment and if future facts and circumstances indicate that decline in fair value of the investment is other than temporary, a significant impairment may be recorded.

15. INCOME TAXES
For financial reporting purposes, loss before provision for income taxes, includes the following components (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$(25,729)	$(30,191)
Foreign	(5,409)	(5,001)
Loss before provision for income taxes	$(31,138)	$(35,192)
Provision for Income Taxes
The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$119	$553
State	12	2
Foreign	2,369	1,122
Total current	2,500	1,677
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total Deferred tax	—	—
Provision for income taxes	$2,500	$1,677
Income tax (provision) benefit related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax loss as follows:

	Year Ended December 31,
	2024	2023
U.S. Federal (provision) benefit
At Statutory Rate	21.0%	21.0%
State Taxes	1.6%	1.3%
Valuation Allowance	(26.3)%	(20.9)%
Foreign Tax Differential	(2.7)%	(3.4)%
Tax Credits	4.1%	2.2%
Stock Based Compensation	(2.3)%	(3.6)%
Foreign Earnings and Adjustments	2.2%	1.6%
Foreign Withholding Tax	(5.4)%	(1.6)%
Other	(0.2)%	(1.4)%
Total	(8.0)%	(4.8)%

Deferred Tax Assets and Liabilities
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred Tax Assets:
Federal & State NOL carryforward	$1,632	$1,337
Research & Other credits	9,238	8,425
Capitalized R&D	16,561	12,821
Deferred revenue	12,150	9,838
Reserves and accruals	1,493	1,192
Stock-based compensation	1,188	1,387
Other intangibles	681	549
Lease liabilities	491	498
Total Gross Deferred tax asset	43,434	36,047
Less: Valuation allowance	(41,505)	(33,768)
Total Deferred tax assets	$1,929	$2,279
Deferred Tax Liabilities:
Other intangibles	$(354)	$(417)
Property and equipment	(585)	(903)
Prepaid expenses	(544)	(480)
Right-of-use assets	(446)	(479)
Total Gross Deferred tax liabilities	$(1,929)	$(2,279)
Net Deferred tax assets	$—	$—

The provisions of ASC 740, require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended December 31, 2024 and 2023, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable. Accordingly, the Company determined that a full valuation allowance against its U.S. (federal and state), French and China deferred tax assets is appropriate. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During the years ended December 31, 2024, and 2023, the valuation allowance was $41.5 million and $33.8 million, respectively.
The valuation allowance increased by $7.7 million and $9.1 million during the years ended December 31, 2024, and 2023, respectively, primarily due to changes in the U.S. research and development tax credits, stock compensation deferred tax assets, and capitalized research and experimental expenses.
Net Operating Loss and Tax Credit Carryforwards
As of December 31, 2024, the Company had no net operating loss carryforward for federal income tax purposes. The Company had a total state net operating loss carryforward of approximately $18.0 million, which will begin to expire in 2030. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.
The Company has federal research and development tax credits of approximately $5.8 million, which will begin to expire in 2036 and California research and development tax credits of approximately $4.3 million which can be carried forward indefinitely. These tax credits are subject to the same limitations discussed above.

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
The Company has the following activity relating to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$3,480	$2,595
Gross increases—Tax Positions in Prior Periods	—	429
Gross decreases—Tax Positions in Prior Periods	(356)	—
Gross increases—Tax Positions in Current Period	445	456
Ending balance	$3,569	$3,480
As of December 31, 2024, the total amount of gross unrecognized tax benefits was $3.6 million, of which $0.1 million, if recognized, would impact the Company’s effective tax rate.
The Company files federal and state income tax returns. For U.S. federal and state income tax purposes, the statute of limitations currently remains open for the years ending December 31, 2021 to present and December 31, 2020 to present, respectively. In addition, all of the net operating losses and research and development credit carryforwards since inception that could be utilized in future years may be subject to examination. There are currently no pending income tax examinations.
16. DEFINED CONTRIBUTION PLAN AND BENEFIT PLANS
The Company has a 401(k) plan to provide defined contribution retirement benefits for all of its US based employees. Employees may elect to contribute a portion of their pretax compensation to the 401(k) plan, subject to the U.S. Internal Revenue Service annual contribution limit. Employee contributions are fully vested at all times. For both the years ended December 31, 2024, and 2023, the Company contributed $0.8 million to the 401(k) plan.
The Company has two defined benefit pension plans (the Plans), and both Plans are outside the United States. One of the defined benefit plans was assumed as a result of the acquisition of Magillem during the year ended December 31, 2020. The Plans cover all employees of the Company’s French subsidiary in accordance with French regulations. The Plans are unfunded and accounted for under the credit method and are subject to an actuarial measurement of what the Company needs at the present time to cover the future pension liabilities, including expected future salary increases.
Components of the net periodic pension costs and changes in benefit obligations under the Plan were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Service costs	$134	$110
Interest costs	29	27
Prior service costs (credit)	—	(3)
Total net periodic pension cost	$163	$134

	As of December 31,
	2024	2023
Benefit obligation, beginning of year	$905	$676
Service costs	134	110
Interest costs	29	27
Prior service costs (credit)	—	(3)
Net actuarial (gain) loss	(34)	74
Foreign exchange (gain) loss	(51)	21
Benefit obligation, end of year, included as part of other liabilities	$983	$905
Weighted-average assumptions used to determine benefit obligations were as follows:

	As of December 31,
	2024	2023
Discount rate	3.38%	3.12%
Rate of compensation increase	3.00%	3.00%
17. RELATED PARTY TRANSACTIONS
The Company defines related parties as directors, executive officers, nominees for director, stockholders that have significant influence over the Company, or are a greater than 10% beneficial owner of the Company’s capital and their affiliates or immediate family members. Transchip, an equity method investee of the Company, is also deemed as a related party.
In November 2020, the Company entered into a lease agreement with Isabelle Geday, a member of the Board of Directors. The lease payments were $0.2 million for both the years ended December 31, 2024, and 2023, respectively. In addition, the Company signed a consulting agreement with Ms. Geday on December 1, 2021, which was subsequently assigned to Magillem Design Services S.A., effective January 10, 2022. The consulting agreement term concluded in November 2024. Prior to signing the consulting agreement, Ms. Geday was paid as an executive employee of the Company from December 1, 2020, through November 30, 2021. As a consultant, Ms. Geday provided services for an initial three-year term and was eligible to receive $26,445 per month for the first 12 months of the consulting term and $19,445 per month for the remaining 24 months of the consulting term. For the years ended December 31, 2024, and 2023, the Company paid Ms. Geday $0.2 million and $0.3 million for consulting services, respectively. Lastly, in connection with Ms. Geday’s prior employment, the Company granted 62,200 RSUs that continue to vest and 455,000 stock options that fully vested as of December 31, 2024. The Company recognized stock-based compensation expense of $0.1 million for both the years ended December 31, 2024, and 2023, respectively, for the stock options and RSUs granted in connection with Ms. Geday’s prior employment.
On November 15, 2024, the Company entered into a design services licensing business collaboration agreement with Transchip. This arrangement gives Transchip a non-exclusive license right to make design house offerings including certain of the Company's products. The Company retains the manufacturing and royalty related rights in relation to the Company’s products used in the design house offerings. The Company did not recognize revenue under this arrangement during the year ended December 31, 2024.

18. SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates in one reportable segment, as more fully described in Note 2. The Company’s CODM reviews and allocates resources using the Company’s financial performance, primarily the net loss presented in the consolidated statements of operations. Other financial performance measures include Annual Contract Value (ACV), ACV plus royalties and remaining performance obligations. The CODM is regularly provided with only the consolidated expenses as noted on the face of the consolidated statements of operations, that are considered as significant expenses, as summarized below:

	Year ended December 31,
	2024	2023
	(in thousands)
Total revenue	$57,724	$53,666
Less:
Cost of revenue	5,962	5,077
Research and development	45,007	45,128
Sales and marketing	20,796	20,659
General and administrative	17,555	17,944
Other*	3,156	3,347
Loss from equity method investment, net of tax	2,698	3,397
Provision for income taxes	2,500	1,677
Net loss	$(33,638)	$(36,869)
* Represents interest expense and other income (expense), net
Refer to Note 2 for information about customers which account for more than 10% of total revenue. Refer to Note 3 for a summary of revenue by major product and service group.
The following table summarizes revenues by geographic area based on customer location (in thousands):

	Year Ended December 31,
	2024			2023
Americas	$22,697	39.4%	(1)	$19,237	35.9%	(1)
Asia Pacific	27,808	48.1	(2)	27,976	52.1	(2)
Europe, Middle East	7,219	12.5		6,453	12.0
	$57,724	100.0%		$53,666	100.0%
(1) United States	$21,742	37.7%		$18,543	34.6%
(1) Other Americas *	955	1.7%		694	1.3%
(2) China	16,873	29.2%		16,696	31.1%
(2) Korea	5,627	9.7%		6,429	12.0%
(2) Other Asia Pacific*	5,308	9.2%		4,851	9.0%
* Other countries individually less than 10%

The following table summarizes property and equipment, net by geographic area (in thousands):

	As of December 31,
	2024		2023
United States	$2,759	68.6%	$4,671	81.3%
France	1,230	30.6%	1,066	18.6%
Other	30	0.7%	8	0.1%
	$4,019	100.0%	$5,745	100.0%

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
Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2024. This Annual Report does not include an attestation report by our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B. Other Information
(a) Not applicable
(b) Insider Trading Arrangements
During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
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

The remaining information required by this item, including information about our Directors, Executive Officers and Audit Committee, is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
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

(c) Exhibits
The following documents are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT	Form	Exhibit	Filing Date	FILED HEREWITH
3.1	Amended and Restated Certificate of Incorporation of Arteris, Inc.	8-K	3.1	10-29-2021
3.2	Amended and Restated Bylaws of Arteris, Inc.	8-K	3.2	10-29-2021
4.1	Specimen Stock Certificate evidencing the shares of common stock.	S-1/A	4.1	10-18-2021
10.1	Investors’ Rights Agreement, dated February 5, 2016, by and among Arteris, Inc. and the investors listed therein.	S-1	10.1	10-01-2021
10.2	Amended and Restated Business Financing Agreement, by and between Arteris, Inc. and Western Alliance Bank dated as of December 16, 2020.	S-1	10.2	10-01-2021
10.3†	License Agreement, dated as of October 11, 2013, by and between Arteris, Inc. and Qualcomm Technologies, Inc.	S-1	10.3	10-01-2021
10.4†	Asset Purchase Agreement, dated as of October 9, 2013, by and among Qualcomm Technologies, Inc., Qualcomm France SARL, Arteris Holdings, Inc., Arteris, Inc. and Arteris, SAS	S-1	10.4	10-01-2021
10.5#	Employment Agreement, by and between Arteris, Inc. and K. Charles Janac.	S-1	10.6	10-01-2021
10.6#	Employment Agreement, by and between Arteris IP SAS and Isabelle Geday.	S-1	10.10	10-01-2021
10.7#	Arteris, Inc. 2016 Equity Incentive Plan and related form agreements, as amended.	S-8	99.1(a)	11-01-2021
10.8#	Arteris, Inc. 2016 Equity Incentive Plan for the Grant of Restricted Stock Unit Awards to Employees in France.	S-1	10.12	10-01-2021
10.9#	2021 Incentive Award Plan.	S-8	99.2(a)	11-01-2021
10.10#	Form of Stock Option Award Agreement under Arteris, Inc. 2021 Incentive Award Plan.	S-1/A	10.14	10-18-2021
10.11#	Form of Restricted Stock Unit Award Agreement under Arteris, Inc. 2021 Incentive Award Plan	S-1/A	10.15	10-18-2021
10.12#	2021 Employee Stock Purchase Plan	S-8	99.3	11-01-2021
10.13#	Form of Executive Change in Control Severance Agreement	S-1/A	10.17	10-18-2021
10.14#	Arteris, Inc. Non-Employee Director Compensation Policy.	S-1/A	10.18	10-18-2021
10.15#	Form of Indemnification Agreement between Arteris, Inc. and its directors and officers.	S-1/A	10.19	10-18-2021
10.16#	Amended and Restated Project Assignment 1 to Independent Contractor Services Agreement	8-K	10.1	12-10-2021

EXHIBIT NO.	DESCRIPTION OF EXHIBIT	Form	Exhibit	Filing Date	FILED HEREWITH
10.17#	Contractor’s Assignment of Independent Contractor Services Agreement as Amended, from Isabelle Geday to Magillem Design Services S.A., effective as of January 10, 2022	10-K	10.21	03-07-2022
10.18	Transchip Share Purchase and Shareholders Agreement, dated February 21, 2022	10-Q	10.1	05-10-2022
10.19	Transchip Share Purchase and Shareholders Agreement, dated September 15, 2022	10-Q	10.1	11-08-2022
10.20#	2022 Employment Inducement Incentive Plan	10-Q	10.2	11-08-2022
10.21#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Employment Inducement Plan	10-Q	10.3	11-08-2022
10.22#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Employment Inducement Incentive Plan	10-Q	10.4	11-08-2022
10.23	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	97.1	02-20-2024
10.24#	Amended and Restated Change in Control and Severance Agreement	10-Q	10.1	08-01-2024
21.1	Subsidiaries of Arteris, Inc.				X
23.1	Consent of Deloitte & Touche LLP				X
24.1	Power of Attorney (included on signature page).				X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Insider Trading Compliance Policy and Procedures				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).				X
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, Arteris, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Campbell, California, on this 18th day of February, 2025.

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

SIGNATURE	TITLE	DATE
/s/ K. Charles Janac	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	February 18, 2025
K. Charles Janac
/s/ Nicholas B. Hawkins	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2025
Nicholas B. Hawkins
/s/ Wayne C. Cantwell	Director	February 18, 2025
Wayne C. Cantwell
/s/ Claudia Fan Munce	Director	February 18, 2025
Claudia Fan Munce
/s/ Raman K. Chitkara	Director	February 18, 2025
Raman K. Chitkara
/s/ Isabelle F. Geday	Director	February 18, 2025
Isabelle F. Geday
/s/ S. Atiq Raza	Director	February 18, 2025
S. Atiq Raza
/s/ Antonio J. Viana	Director	February 18, 2025
Antonio J. Viana
/s/ Joachim Kunkel	Director	February 18, 2025
Joachim Kunkel