Form 10-Q
period 2025-03-31
Arteris, Inc.
filed 2025-05-13
CIK 1667011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of May 6, 2025, there were 41,977,728 shares of the registrant’s common stock outstanding.

Part I - Financial Information
Item 1. Financial Statements
Arteris, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	As of
	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$16,371	$13,684
Short-term investments (Note 5)	25,942	30,157
Accounts receivable, net of allowance of $115 and $131 as of March 31, 2025 and December 31, 2024, respectively	10,268	20,608
Prepaid expenses and other current assets	4,823	4,634
Total current assets	57,404	69,083
Property and equipment, net	3,434	4,019
Long-term investments (Note 5)	12,779	8,504
Equity method investment	4,987	5,802
Operating lease right-of-use assets	4,327	3,838
Intangibles, net	2,803	3,024
Goodwill	4,178	4,178
Other assets	8,407	7,687
TOTAL ASSETS	$98,319	$106,135
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$227	$539
Accrued expenses and other current liabilities	13,710	15,899
Operating lease liabilities, current	1,047	917
Deferred revenue, current	40,172	40,445
Vendor financing arrangements, current	1,383	1,482
Total current liabilities	56,539	59,282
Deferred revenue, noncurrent	33,552	35,177
Operating lease liabilities, noncurrent	3,495	2,998
Vendor financing arrangements, noncurrent	368	594
Deferred income, noncurrent	7,340	7,631
Other liabilities	1,846	1,641
Total liabilities	103,140	107,323
Commitments and contingencies (Note 10)
Stockholders' deficit:
Preferred stock, par value of $0.001 - 10,000,000 shares authorized as of both March 31, 2025 and December 31, 2024; no shares issued and outstanding as of both March 31, 2025 and December 31, 2024	—	—
Common stock, par value of $0.001 - 300,000,000 shares authorized as of both March 31, 2025 and December 31, 2024; 41,403,294 and 40,724,936 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	41	40
Additional paid-in capital	140,015	135,522
Accumulated other comprehensive income	129	135
Accumulated deficit	(145,006)	(136,885)
Total stockholders' deficit	(4,821)	(1,188)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$98,319	$106,135
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Revenue
Licensing, support and maintenance	$15,335	$11,739
Variable royalties and other	1,197	1,208
Total revenue	16,532	12,947
Cost of revenue	1,526	1,468
Gross profit	15,006	11,479
Operating expenses:
Research and development	11,862	10,835
Sales and marketing	6,529	5,456
General and administrative	4,323	4,322
Total operating expenses	22,714	20,613
Loss from operations	(7,708)	(9,134)
Interest expense	(48)	(76)
Other income (expense), net	718	936
Loss before income taxes and loss from equity method investment	(7,038)	(8,274)
Loss from equity method investment, net of tax	815	759
Provision for income taxes	268	370
Net loss	$(8,121)	$(9,403)

Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.25)
Weighted average shares used in computing per share amounts, basic and diluted	40,853,048	37,709,058
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Net loss	$(8,121)	$(9,403)
Other comprehensive loss:
Unrealized losses on available-for-sale securities, net of tax	(6)	(66)
Comprehensive loss	$(8,127)	$(9,469)
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Stockholders' (Deficit) Equity
(In thousands, except share data)
(Unaudited)

	Stockholders’ Deficit
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—December 31, 2024	40,724,936	$40	$135,522	$135	$(136,885)	$(1,188)
Issuance of common stock upon exercise of stock options	145,959	—	148	—	—	148
Issuance of common stock for settlement of Restricted Stock Units (RSUs)	532,399	1	(1)	—	—	—
Stock-based compensation expense	—	—	4,346	—	—	4,346
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(8,121)	(8,121)
BALANCE—March 31, 2025	41,403,294	$41	$140,015	$129	$(145,006)	$(4,821)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—December 31, 2023	37,518,583	$37	$118,193	$120	$(103,247)	$15,103
Issuance of common stock upon exercise of stock options	246,692	—	255	—	—	255
Issuance of common stock for settlement of RSUs	526,150	1	(1)	—	—	—
Stock-based compensation expense	—	—	3,657	—	—	3,657
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	(9,403)	(9,403)
BALANCE—March 31, 2024	38,291,425	$38	$122,104	$54	$(112,650)	$9,546
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,121)	$(9,403)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	844	833
Stock-based compensation	4,313	3,657
Amortization of deferred income	(291)	(294)
Loss from equity method investment	815	759
Net accretion of discounts on available-for-sale securities	(128)	(181)
Other, net	183	31
Changes in operating assets and liabilities:
Accounts receivable, net	10,339	(262)
Prepaid expenses and other assets	(911)	479
Accounts payable	(308)	546
Accrued expenses and other liabilities	(1,977)	904
Deferred revenue	(1,898)	3,408
Net cash provided by operating activities	2,860	477
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(183)	(196)
Purchases of available-for-sale securities	(8,738)	(3,421)
Proceeds from maturities of available-for-sale securities and other	8,800	15,519
Net cash (used in) provided by investing activities	(121)	11,902
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under vendor financing arrangements	(227)	(197)
Proceeds from exercise of stock options	148	241
Other financing activities	27	—
Net cash (used in) provided by financing activities	(52)	44
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,687	12,423
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	14,072	14,084
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$16,759	$26,507

Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$16,371	$26,119
Restricted cash, current	98	—
Restricted cash, noncurrent	290	388
Cash, cash equivalents and restricted cash at end of period	$16,759	$26,507

Noncash activities:
Operating lease right-of-use assets, exchanged for lease obligations	$746	$—
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
2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 and the related notes included in the Company’s Form 10-K filed on February 18, 2025 (2024 Form 10-K) with the U.S. Securities and Exchange Commission (SEC). The December 31, 2024 condensed consolidated balance sheet was derived from the audited consolidated financial statements as of that date. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the unaudited condensed consolidated financial statements.
The operating results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Arteris, Inc. and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated.
Segment Information
The Company operates as a single operating segment. The chief operating decision maker (CODM) is the Company’s Chief Executive Officer, who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis, accompanied by disaggregated revenue information. Accordingly, the Company has determined that it has a single reportable segment and operating segment.
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

Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. The Company’s cash equivalents include deposits in money market accounts which were unrestricted as to withdrawal or use and are stated at fair value. The Company’s cash equivalents occasionally include certificates of deposit. As of March 31, 2025, cash and cash equivalents consisted primarily of checking, savings, money market accounts, and highly liquid investments with original maturities of three months or less. Interest earned on cash and cash equivalents is included in other income (expense), net in the unaudited consolidated statements of operations.
As of both March 31, 2025 and December 31, 2024, the Company’s restricted cash balance was $0.4 million, primarily related to a letter of credit for its facility lease agreement. Restricted cash, current is included in prepaid expenses and other current assets and restricted cash, noncurrent is included in other assets on the consolidated balance sheets.
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
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	As of
	March 31, 2025	December 31, 2024
Customer A	21%	14%
Customer B	*	22%
Customer C	*	19%
* Customer accounted for less than 10% of total accounts receivable at period end.
Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended March 31,
	2025	2024
Customer A	12%	14%
Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2025 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2024.

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. This ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-09 does not have a significant impact on the Company’s annual consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, to provide disaggregated disclosures of specific expense categories underlying certain income statement expense line items on an annual and interim basis. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of adopting these ASUs on its consolidated financial statements and disclosures.
3.    REVENUE
Disaggregated Revenue
The following table shows revenue by product and services groups (in thousands):

	Three Months Ended March 31,
	2025	2024
Licensing, support and maintenance	$15,335	$11,739
Variable royalties	1,167	818
Other	30	390
Total	$16,532	$12,947
Contract Balances
The following table provides information about accounts receivable, net, contract assets and deferred revenue (in thousands):

	As of
	March 31, 2025	December 31, 2024
Accounts receivable, net	$10,268	$20,608
Contract assets, current portion	$106	$167
Deferred revenue	$73,724	$75,622
The Company recognized revenue of $13.5 million and $10.7 million for the three months ended March 31, 2025 and 2024, respectively, that was included in the deferred revenue balance at the beginning of the respective periods. Contract assets, current are included in prepaid expenses and other current assets and contract assets.

As of March 31, 2025, non-cancelable contracted but unsatisfied or partially satisfied performance obligations that have not yet been recognized is $85.6 million which includes deferred revenue, amounts that will be invoiced and recognized as revenues in future periods and Flexible Spending Accounts (FSA) commitments, from customers where actual product selection and quantities of specific products are to be determined by customers at a future period. The Company expects to recognize $45.3 million of this balance over the next 12 months and the remainder thereafter. FSA commitments amounted to $4.4 million and $2.3 million as of March 31, 2025 and December 31, 2024, respectively. The Company has elected to exclude the potential future royalty receipts from these amounts.
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

	As of
	March 31, 2025	December 31, 2024
Short-term commission capitalized in prepaid expenses and other current assets	$2,306	$2,311
Long-term commission capitalized in other assets	1,673	1,789
Total	$3,979	$4,100
Amortization of capitalized sales commissions was $0.8 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively, and are included in sales and marketing expense in the unaudited condensed consolidated statements of operations.
4.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(8,121)	$(9,403)
Denominator:
Weighted-average shares outstanding, basic and diluted	40,853,048	37,709,058
Net loss per share, basic and diluted	$(0.20)	$(0.25)
Since the Company was in a loss position for all periods presented, the diluted earnings per share is equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.
The following table summarizes the potentially dilutive securities that were excluded from the calculation of diluted earnings per share because they would be anti-dilutive:

	As of
	March 31, 2025	March 31, 2024
Stock options	2,331,645	2,600,072
Restricted stock units	5,087,569	5,877,561
Restricted common shares issued for business combination	234,859	234,859
Shares committed under the 2021 ESPP	83,398	—
Total	7,737,471	8,712,492

5.    INVESTMENTS
The following tables summarize the fair value and amortized cost of the Company’s cash equivalents and available-for-sale securities by major security type (in thousands):

	As of March 31, 2025
	Amortized Cost	Unrealized Gains	Aggregate Fair Value
Assets:
U.S. government agency securities	$15,303	$6	$15,309
Money market funds	13,403	—	13,403
Corporate bonds	12,912	7	12,919
U.S. treasury securities	10,491	2	10,493
Total financial assets	$52,109	$15	$52,124

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Aggregate Fair Value
Assets:
U.S. government agency securities	$18,730	$16	$18,746
U.S. treasury securities	11,752	1	11,753
Money market funds	10,410	—	10,410
Corporate bonds	8,157	5	8,162
Total financial assets	$49,049	$22	$49,071
The maturity dates of the Company’s investments are as follows (in thousands):

March 31, 2025
Less than one year	$39,345
1-2 years	12,779
Total	$52,124
As of both March 31, 2025 and December 31, 2024, there were no securities in a continuous net unrealized loss position for more than 12 months. As of both March 31, 2025 and December 31, 2024, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor does it foresee or project that it will be required to sell those investments before recovery of their amortized costs basis, which may be at maturity. Thus, as of both March 31, 2025 and December 31, 2024 no allowance for credit losses or impairment losses for the Company’s investments were recorded.
6.    FAIR VALUE MEASUREMENTS
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Equity method investments, and certain non-financial assets, such as intangible assets are remeasured at fair value only if an impairment or observable price adjustment is recognized in the current period.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include vendor financing arrangements. The carrying value of the vendor financing agreements was $1.8 million and $2.1 million as of March 31, 2025 and December 31, 2024, respectively. The Company’s vendor financing arrangements are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon the Company’s incremental borrowing rate. The estimated fair values of these financial instruments approximate their carrying values.

Financial Instruments Recorded at Fair Value on a Recurring Basis
The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of
	March 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$13,403	$—	$—	$13,403
Total cash equivalents	13,403	—	—	13,403
Short-term investments:
Corporate bonds	—	3,840	—	3,840
U.S. government agency securities	—	13,311	—	13,311
U.S. treasury securities	—	8,791	—	8,791
Total short-term investments	—	25,942	—	25,942
Long-term investments:
Corporate bonds	—	9,079	—	9,079
U.S. treasury securities	—	1,702	—	1,702
U.S. government agency securities	—	1,998	—	1,998
Total long-term investments	—	12,779	—	12,779
Total financial assets	$13,403	$38,721	$—	$52,124

	As of
	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$10,410	$—	$—	$10,410
Total cash equivalents	10,410	—	—	10,410
Short-term investments:
Corporate bonds	—	5,542	—	5,542
U.S. government agency securities	—	14,850	—	14,850
U.S. treasury securities	—	9,765	—	9,765
Total short-term investments	—	30,157	—	30,157
Long-term investments:
Corporate bonds	—	2,620	—	2,620
U.S. treasury securities	—	1,988	—	1,988
U.S. government agency securities	—	3,896	—	3,896
Total long-term investments	—	8,504	—	8,504
Total financial assets	$10,410	$38,661	$—	$49,071
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

7.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets, net
Intangible assets, net consisted of the following as of March 31, 2025 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$3,590	$(1,995)	$1,595
Customer relationships	1,830	(801)	1,029
Trade name and other	200	(21)	179
Total intangibles	$5,620	$(2,817)	$2,803
Intangible assets, net consisted of the following as of December 31, 2024 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$3,590	$(1,835)	$1,755
Customer relationships	1,830	(744)	1,086
Trade name and other	200	(17)	183
Total intangibles	$5,620	$(2,596)	$3,024
Amortization expense of intangible assets was $0.2 million for both the three months ended March 31, 2025 and 2024.
The expected future amortization expense of these intangible assets as of March 31, 2025 is as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2025	$635
2026	544
2027	527
2028	516
2029	340
Thereafter	91
Total future amortization expense	$2,653
Goodwill
As of both March 31, 2025 and December 31, 2024, goodwill was $4.2 million. No goodwill impairments were recorded during the three months ended March 31, 2025 and 2024.
8.    LEASES
The Company leases its offices and data center housing space at various locations under non-cancelable operating lease agreements expiring at various dates through 2034. Under the terms of these agreements, the Company also bears the costs for certain insurance, property tax, and maintenance. The terms of certain lease agreements provide for increasing rental payments at fixed intervals.
Total operating lease related costs were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$363	$324
Short-term lease cost	26	4
Total lease cost	$389	$328

The weighted-average remaining term of the Company’s operating leases was 4.3 years and 3.9 years as of March 31, 2025 and December 31, 2024, respectively, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 9.5% as of March 31, 2025 and 10.0% as of December 31, 2024. Cash payments made related to operating lease liabilities were $0.3 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.
Maturities of operating lease liabilities as of March 31, 2025 were as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2025	$1,082
2026	1,414
2027	1,370
2028	975
2029	293
Thereafter	450
Total undiscounted cash flows	5,584
Less: imputed interest	(1,042)
Present value of lease liabilities	$4,542

Operating lease liabilities, current	$1,047
Operating lease liabilities, noncurrent	3,495
Total lease liabilities	$4,542
9.    BORROWINGS
Vendor financing arrangements—The Company has various vendor financing arrangements with extended payment terms on the purchase of software licenses and equipment. In order to determine the present value of the commitments, the Company used an imputed interest rate of 9.5%, which is an estimate based on the Company’s collateralized borrowing rate.
Expected cash flows related to vendor financing arrangements as of March 31, 2025 were as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2025	$1,112
2026	741
Total undiscounted cash flows	1,853
Less: Imputed interest	(102)
Present value of vendor financing arrangements	$1,751

Vendor financing arrangements, current	$1,383
Vendor financing arrangements, noncurrent	368
$1,751
Interest expense from vendor financing arrangements was less than $0.1 million for both the three months ended March 31, 2025 and 2024.
10.    COMMITMENTS AND CONTINGENCIES
Letter of Credit—In conjunction with the execution of the operating lease for the Company’s new headquarters facility, a letter of credit in the amount of $0.4 million was issued and outstanding as of both March 31, 2025 and December 31, 2024. No draws have been made under such letter of credit.

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
The Company has incurred no actual payment obligations from these above-noted indemnification provisions and director and officer indemnity agreements for the three months ended March 31, 2025 and 2024 and the unaudited condensed consolidated financial statements do not include liabilities for any potential indemnity-related obligations as of March 31, 2025 and December 31, 2024.
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
The Company has no material contractual non-cancelable commitments as of both March 31, 2025 and December 31, 2024.

11.     STOCK-BASED COMPENSATION
2021 Stock Plan
The Company adopted the 2021 Incentive Award Plan (the 2021 Plan) effective October 26, 2021. The 2021 Plan provides for a variety of stock-based compensation awards, including stock options, SARs, restricted stock awards, RSUs, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash based awards.
Following the effectiveness of the 2021 Plan, the Company will not make any further grants under the Arteris, Inc. 2016 Incentive Plan (the 2016 Plan). However, the 2016 Plan will continue to govern the terms and conditions of the outstanding awards granted under this plan. Shares of common stock subject to awards granted under the 2016 Plan that are forfeited or lapse unexercised and withheld to cover taxes which following the effective date of the 2021 Plan are not issued under the 2016 Plan will be available for issuance under the 2021 Plan.
Stock Options
The following table summarizes the stock option activities under the Company’s 2016 and 2021 Plan:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($'000s)

BALANCE—December 31, 2024	2,197,604	$2.27	5.48	$17,404
Granted	280,000	$9.28
Exercised	(145,959)	$1.01
Canceled	—	$—
BALANCE—March 31, 2025	2,331,645	$3.19	4.87	$9,910
Options vested and exercisable—March 31, 2025	1,781,766	$1.70	3.50	$9,780
The aggregate intrinsic value of the options exercised for the three months ended March 31, 2025 and 2024 was $1.3 million and $1.4 million, respectively. The total grant-date fair value of options vested was $0.1 million for both the three months ended March 31, 2025 and 2024.
As of March 31, 2025, there was $2.3 million of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.4 years.
The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model, which uses (i) a risk-free interest rate based on the U.S. Treasury zero coupon issues for an equivalent expected term of options; (ii) expected term based on the simplified method; (iii) volatility based on historical volatilities of the Company’s common stock and that of several peer companies, as the Company does not have sufficient trading history for its common stock; and (iv) an expected dividend yield of zero as the Company has never declared or paid any cash dividend and does not currently plan to pay a cash dividend in the foreseeable future.
Restricted Stock Units and Awards
The Company granted 440,166 restricted stock units during the three months ended March 31, 2025. As of March 31, 2025, there was $30.9 million of unamortized stock-based compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.6 years.

Stock-based Compensation
Stock-based compensation expense is recorded on a departmental basis, based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$205	$189
Research and development	1,973	1,608
Sales and marketing	969	723
General and administrative	1,166	1,137
Total stock-based compensation	$4,313	$3,657
12.    EQUITY METHOD INVESTMENT
On February 21, 2022, Arteris IP (Hong Kong) Ltd. (AHK), a wholly-owned subsidiary of the Company, entered into a Share Purchase and Shareholders Agreement (the SPA) with certain investors and Ningbo Transchip Information Consulting Partnership (Limited Partnership) (Management Co). The Company’s ownership interest of Transchip’s registered capital was 35.0% on a fully diluted basis as of March 31, 2025. The Company’s loss from its proportionate share of its equity method investment in Transchip was $0.8 million for both the three months ended March 31, 2025 and 2024.
The Company reviews its investment in Transchip for impairment if and when circumstances indicate that a decline in fair value below its carrying amount may have occurred. The Company identified certain factors which could indicate a decline in fair value of its equity method investment. After completing its impairment assessment based on the prevailing facts and circumstances, the Company determined that the impairment condition was not considered other than temporary. As such, no impairment charge has been recognized during the three months ended March 31, 2025. The Company will continue to closely monitor future events and developments that would impact its assessment and if future facts and circumstances indicate that decline in fair value of the investment is other than temporary, a significant impairment may be recorded.
13. INCOME TAXES
The Company’s effective tax rate was (3.4)% and (4.1)% for the three months ended March 31, 2025 and 2024, respectively. The Company’s income tax provision was $0.3 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. The change in forecasted foreign withholding tax, changes in the geographic mix of worldwide earnings which are taxed at different rates, and the impact of losses in jurisdictions with full valuation allowances, has resulted in a decrease in the income tax provision for the period ended March 31, 2025 compared to the period ended March 31, 2024.
The Company’s management continuously evaluates the need for a valuation allowance and, as of March 31, 2025, concluded that a full valuation allowance on its federal, state, and certain foreign jurisdictions deferred tax assets was still appropriate.
As of March 31, 2025 and 2024, the Company’s gross liability for unrecognized tax benefits was $3.6 million and $3.5 million, respectively. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2025 and 2024, the Company had immaterial accrued interest or penalties related to its unrecognized tax benefits. If any unrecognized tax benefits are realized, it would not result in any income tax benefit as the Company currently has a full valuation allowance against the deferred tax assets in which there is currently an uncertain tax benefit.

14. RELATED PARTY TRANSACTIONS
The Company defines related parties as directors, executive officers, nominees for director, stockholders that have significant influence over the Company, or are a greater than 10% beneficial owner of the Company’s capital and their affiliates or immediate family members. Transchip Technology (Nanjing) Co., Ltd. (Transchip), an equity method investee of the Company, is also deemed as a related party.
On November 15, 2024, the Company entered into a design services licensing collaboration agreement with Transchip. This arrangement gives Transchip a non-exclusive license right to make design house offerings using certain of the Company's products. The Company retains the manufacturing and royalty related rights in relation to the Company’s products used in the design house offerings. The Company recognized accounts receivable of $0.7 million as of March 31, 2025 under this arrangement. Revenue related to this arrangement was not material for the three months ended March 31, 2025.
In November 2020, the Company entered into a lease agreement with Isabelle Geday, a former member of the board of directors, who resigned from her position as director of the Company effective March 27, 2025. The lease payments were less than $0.1 million for both the three months ended March 31, 2025 and 2024. In addition, the Company signed a consulting agreement with Ms. Geday on December 1, 2021, which was subsequently assigned to Magillem Design Services S.A., effective January 10, 2022. The consulting agreement term concluded in November 2024. Prior to signing the consulting agreement, Ms. Geday was paid as an executive employee of the Company from December 1, 2020 through November 30, 2021. As a consultant, Ms. Geday provided services for an initial three-year term and was eligible to receive $26,445 per month for the first 12 months of the consulting term and $19,445 per month for the remaining 24 months of the consulting term. For the three months ended March 31, 2024, the Company paid Ms. Geday $0.1 million for consulting services. Lastly, in connection with Ms. Geday’s prior employment, the Company granted 62,200 RSUs that fully vested as of March 31, 2025 and 455,000 stock options that fully vested as of December 31, 2024. The Company recognized stock-based compensation expense of less than $0.1 million for both the three months ended March 31, 2025 and 2024, for the stock options and RSUs granted in connection with Ms. Geday’s prior employment.

15. SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates in one reportable segment, as more fully described in Note 2. The Company’s CODM reviews and allocates resources using the Company’s financial performance, primarily the net loss presented in the consolidated statements of operations. Other financial performance measures include Annual Contract Value (ACV), ACV plus royalties and remaining performance obligations. The CODM is regularly provided with only the consolidated expenses as noted on the face of the consolidated statements of operations, that are considered as significant expenses. Interest expense and other income (expense), net as presented in the consolidated statements of operations are not considered as significant expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included under Part I, Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2024 included in the Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K). This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the heading “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully read the “Risk Factors” section of this Quarterly Report on Form 10-Q to gain an understanding of the important factors that could cause actual results to differ materially from forward-looking statements. Please also see the section under the heading “Cautionary Note Regarding Forward-Looking Statements” in the 2024 Form 10-K.
Unless the context otherwise requires, all references in this report to “we,” “us,” “our,” the “Company,” and “Arteris” refer to Arteris, Inc. and its subsidiaries.
Overview
We are a leading provider of semiconductor system IP, including interconnect and other intellectual property, (collectively, System IP) technology. Our System IP technology manages the on-chip communications and IP block deployments in System-on-Chip (SoC) semiconductors and systems of chiplets. Our leading proprietary System IP products achieve this by connecting client IP blocks such as processors, memories, artificial intelligence/machine learning (AI/ML) accelerators, graphics subsystems, safety and security, and other input/output subsystems (I/Os) via multiple Networks-on-Chips (NoCs) in order for our customers to experience faster SoC targeting, as well as, more efficient, and lower cost solutions. Growth for our solutions is being driven by growing SoC sophistication and associated complexity, now extending into disaggregation of SoCs into systems which implement the communication protocol aspects and partner with industry leading providers like Synopsys, Cadence, Alphawave and others to connect to their die-to-die interfaces. The addition of more processors, channels of memory access, machine learning sections, additional I/Os interface standards, and other subsystems within SoCs is driving the need for more advanced System IP, including NoC interconnect IP’s. The growth in the numbers of these connected on-chip subsystems places an increasing premium on the interconnect IP capability to move data inside complex SoCs. We believe this increase in SoC complexity has created a significant opportunity for sophisticated System IP products that incorporate NoC interconnect IP, SoC Integration Automation software (formerly IP deployment software) and NoC interface IP (consisting of peripheral data transport IP and control plane networks connected to NoC interconnect IPs). Moreover, our technology can also provide more cost-effective solutions and reduce the risks of building and maintaining in-house NoC teams, which we believe has positively contributed to our market segment share growth.
Our SoC Integration Automation software solutions, which were significantly enhanced by our acquisition of Magillem Design Services S.A. (Magillem) in 2020, complement our interconnect IP solutions by helping to automate not only the customer configuration of its NoC interconnect but also the process of integrating and assembling all of the customer’s IP blocks into an SoC. Products incorporating our IP are used to carry most of the important data inside complex SoCs for sophisticated applications, including automotive, enterprise computing, communications, consumer electronics, and industrial markets.
As of March 31, 2025, we had 270 full-time employees and offices in eleven locations in the United States, France, China, South Korea, Japan, Taiwan and Poland. For the three months ended March 31, 2025, we generated revenue of $16.5 million, net loss of $8.1 million, and net loss per share, basic and diluted of $0.20. As of March 31, 2025, we had Annual Contract Value (as defined below) and Annual Contract Value plus royalties of $62.1 million and $66.8 million, respectively. During the three months ended March 31, 2025, we had 17 Confirmed Design Starts (as defined below).

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
End Customer Product Demand and Market Conditions
Demand for our interconnect IP solutions and associated royalty revenue is highly dependent on market conditions in the end markets in which our customers operate. These end markets, which include the automotive, enterprise computing, communications, artificial intelligence and machine learning, consumer electronics, and industrial markets, are subject to a number of factors including end-product acceptance and sales, competitive pressures, supply chain issues and general market conditions. For example, our revenue has been supported by the increased need for more complex SoCs to enable sophisticated automated driving. If the demand in this market continues to grow, we anticipate it will continue to have a positive impact on our revenue. In contrast, if general market conditions deteriorate or other factors occur, such as supply chain issues and global trade restrictions resulting in fewer semiconductors utilizing our IP solutions being available for sale, our revenue would be adversely affected. Further, royalty revenue can be significantly impacted period to period due to changing trends in consumer spending, especially as it relates to the automotive market.
Terms of our Agreements with Customers
Our revenue from period to period can be impacted by the terms of the agreements we enter into with our customers. As a result of how these contracts are structured and the revenue is recognized, our revenue in the three months ended March 31, 2025 may not be comparable to future periods if we do not enter into similar contractual agreements. Further, a meaningful percentage of our revenue is generated through royalty payments. Because the time between a new license agreement win and the customer’s end product being sold can be substantial, with sales of the end product being subject to a number of factors outside our control, our revenue from royalties is difficult to predict. As a result of the foregoing, revenue may fluctuate significantly from period to period and any increase or decrease in such revenue may not be indicative of future period-to-period increases or decreases.

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
Impact of Operating Globally
We believe our products’ global footprint provides us with the opportunity to enter new markets and accelerate our growth. For the three months ended March 31, 2025, 60.1% of our revenue was derived from sales to customers outside of the United States and 25.1% of our revenue was derived from customers located in China, respectively. For 2024, 62.3% of our revenue was derived from sales to customers outside of the United States and 29.2% of our revenue was derived from customers located in China. While we believe operating internationally has beneficially impacted our results of operations, we are subject to inherent risks attributed to operating in a global economy. Further, our international operations have been, and may in the future continue to be, subject to restrictive government regulations. For example, U.S. export regulations, including regulations announced on October 7, 2022 (as further amended), that impose broad end-use and other restrictions on doing business with certain customers and facilities in China that develop or produce semiconductor chips or manufacturing equipment, may limit or adversely impact our ability to license or support our products to entities in or doing business with certain advanced AI or “supercomputer” design companies, foundries and manufacturers of assemblies and components in China. As a result of these restrictions, our customers may experience changes to or delays in their design projects, and we may face challenges to maintain our revenue and/or our revenue may decrease.
Further, our global footprint and operations expose us to currency exchange rate movements given we have significant operating expenses denominated in foreign currencies. If the volume of our international operations remains the same or increases and foreign currency exchange rates changes, especially the Euro, the impact to our consolidated statements of operations could be significant and may affect the comparability of operating results from period to period.
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
Annual Contract Value
We define Annual Contract Value (ACV) for an individual customer agreement as the total fixed fees under the agreement divided by the number of years in the agreement term. Our total ACV is the aggregate ACVs for all our customers as measured at a given point in time. Total fixed fees include licensing, support and maintenance and other fixed fees under IP licensing or software licensing agreements but exclude variable revenue derived from licensing agreements with customers, particularly royalties. ACV was $62.1 million and $53.5 million as of March 31, 2025 and 2024, respectively. In addition, total ACV plus royalties was $66.8 million and $58.2 million as of March 31, 2025 and 2024, respectively. ACV plus royalties is calculated based on ACV and the trailing-twelve-months variable royalties and other revenue. We monitor ACV to measure our success and believe the increase in the number shows our progress in expanding our customers’ adoption of our platform. We believe ACV provides investors with useful information to assess the strength and trajectory of our business as growth demonstrates the expansion of customer adoption of our platform. ACV fluctuates due to a number of factors, including the timing, duration and dollar amount of customer contracts.
Confirmed Design Starts
We define Confirmed Design Starts as when customers confirm their commencement of new semiconductor designs using our interconnect IP and notify us. Confirmed Design Starts is a metric management uses to assess the activity level of our customers in terms of the number of new semiconductor designs that are started using our interconnect IP in a given period. Our interconnect IP and NoC interface IP customer base contributed to a total of 17 and 21 design starts during the three months ended March 31, 2025 and 2024, respectively. We believe that the number of Confirmed Design Starts is an important indicator of the growth of our business and future royalty revenue trends.
Remaining Performance Obligations
We define Remaining Performance Obligations (RPO) as the amount of contracted future revenue that has not yet been recognized, including deferred revenue, billed and unbilled cancelable and non-cancelable contracted amounts.
The RPO amount is intended to provide visibility into future revenue streams. We expect RPO to fluctuate up or down from period to period for several reasons, including variations in amounts, timing, and duration of customer contracts, as well as the timing of billing cycles for each contract. Our RPO was $88.9 million and $74.7 million as of March 31, 2025 and 2024, respectively.
Active Customers
We previously provided active customers for the period as a key performance indicator. As we strategically shift our focus to increased sales volume from existing larger customers, rather than number of new customers added in the period, we no longer consider active customers as a key metric to evaluate our business.
Components of Our Results of Operations
Revenue: Our revenue is primarily derived from licensing intellectual property, licensing software, support and maintenance services, professional services, training services, and royalties. Our agreements often include other service elements including training and professional services which were immaterial for both the three months ended March 31, 2025 and 2024.

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
Our SoC Integration Automation software products and CSRCompiler product arrangements provide customers with the right to software licenses, software updates and technical support. The software licenses are time-based licenses with terms generally ranging from one to three years. These arrangements generally have two distinct performance obligations that consist of transferring the licensed software and the support and maintenance service. Support and maintenance services consist of a stand-ready obligation to provide technical support and software updates over the support term. Majority of our SoC Integration Automation software solutions contracts include termination rights that allow the customer to cancel and receive a pro-rata refund on support and maintenance services at the end of each month of the contract period, which results in a ratable recognition of the related license revenue over the contract term.
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

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Total revenue	$16,532	$12,947
Cost of revenue (1)	1,526	1,468
Gross profit	15,006	11,479
Operating expenses:
Research and development (1)	11,862	10,835
Sales and marketing (1)	6,529	5,456
General and administrative (1)	4,323	4,322
Total operating expenses	22,714	20,613
Loss from operations	(7,708)	(9,134)
Interest expense	(48)	(76)
Other income (expense), net	718	936
Loss before income taxes and loss from equity method investment	(7,038)	(8,274)
Loss from equity method investment, net of tax	815	759
Provision for income taxes	268	370
Net loss	$(8,121)	$(9,403)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Cost of revenue	$205	$189
Research and development	1,973	1,608
Sales and marketing	969	723
General and administrative	1,166	1,137
Total stock-based compensation	$4,313	$3,657

The following table summarizes our results of operations as a percentage of total revenue for each of the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
	(as a percentage of total revenue)
Total revenue	100%	100%
Cost of revenue	9	11
Gross profit	91	89
Operating expenses:
Research and development	72	84
Sales and marketing	39	42
General and administrative	26	33
Total operating expenses	137	159
Loss from operations	(46)	(70)
Interest expense	—	(1)
Other income (expense), net	4	7
Loss before income taxes and loss from equity method investment	(42)	(64)
Loss from equity method investment, net of tax	5	6
Provision for income taxes	2	3
Net loss	(49)%	(73)%
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Licensing, support and maintenance	$15,335	$11,739	$3,596	31%
Variable royalties	1,167	818	349	43%
Other	30	390	(360)	(92)%
Total	$16,532	$12,947	$3,585	28%
Revenue from licensing, support and maintenance increased $3.6 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily due to new license arrangements with existing customers. Growth in our variable royalty revenue was primarily due to an increase in product sales of certain existing customers. Other revenue decreased primarily due to revenue from professional services that was recognized during the three months ended March 31, 2024, which did not repeat during the three months ended March 31, 2025.
Cost of revenue

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Cost of revenue	$1,526	$1,468	$58	4%
Cost of revenue remained relatively flat for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Operating expenses

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Research and development	$11,862	$10,835	$1,027	9%
Sales and marketing	6,529	5,456	1,073	20%
General and administrative	4,323	4,322	1	—%
Total operating expenses	$22,714	$20,613	$2,101	10%
Research and development expenses
R&D expenses increased, $1.0 million, or 9%, to $11.9 million for the three months ended March 31, 2025 from $10.8 million for the three months ended March 31, 2024. The increase in R&D expenses was due to higher employee-related costs of $0.7 million, including stock-based compensation expense. We also received lower grants of $0.2 million by our subsidiary in France for R&D projects and incurred higher professional fees of $0.1 million.
Sales and marketing expenses
S&M expenses increased $1.1 million or 20%, to $6.5 million for the three months ended March 31, 2025 from $5.5 million for the three months ended March 31, 2024. The increase in S&M expenses was primarily due to higher employee-related costs of $0.8 million mainly driven by increased headcount to support growth of our business, including stock-based compensation expense.
General and administrative expenses
G&A expenses remained relatively flat for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Interest expense

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Interest expense	$(48)	$(76)	$28	(37)%
Interest expense remained relatively flat for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Other income (expense), net

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Other income (expense), net	$718	$936	$(218)	(23)%
Other income (expense), net decreased $0.2 million, or 23%, to $0.7 million for the three months ended March 31, 2025, from $0.9 million for the three months ended March 31, 2024. The decrease in interest and other income (expense), net was primarily related to foreign currency exchange, as well as lower interest rates on cash balances and lower interest income earned on our available-for-sale investments.

Loss from equity method investment

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Loss from equity method investment	$815	$759	$56	7%
Loss from equity method investment remained relatively flat for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Such losses are expected to continue in the near future.
Provision for income taxes

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Provision for income taxes	$268	$370	$(102)	(28)%
The provision for income taxes was $0.3 million for the three months ended March 31, 2025 compared to $0.4 million for the three months ended March 31, 2024. The decrease in our income tax expense was due to a change in the forecasted geographic mix of worldwide earnings which are taxed at different statutory tax rates, the impact of losses in jurisdictions which have full valuation allowances, and changes in current year foreign withholding taxes. Foreign withholding taxes are generally assessed on gross revenue generated, rather than pre-tax income, in certain countries in which the Company does not file an income tax return.
Liquidity and Capital Resources
Since inception, we have financed operations primarily from payments received from our customers, the net proceeds from the sale of our common stock in the IPO as well as the net proceeds from the private issuance of our convertible preferred stock and common stock. As of March 31, 2025, we had $42.3 million in cash and cash equivalents and short-term investments of which $2.0 million was held by our foreign subsidiaries. In addition, as of March 31, 2025, we also had $12.8 million in long-term investments.
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
Cash Flows
The following table summarizes changes in our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$2,860	$477
Net cash (used in) provided by investing activities	$(121)	$11,902
Net cash (used in) provided by financing activities	$(52)	$44

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
For the three months ended March 31, 2025, net cash provided by operating activities was $2.9 million, primarily due to our net loss of $8.1 million, adjusted for non-cash charges of $5.7 million and $5.2 million of changes in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $4.3 million, depreciation and amortization of $0.8 million and loss from our equity method investment of $0.8 million, partially offset by amortization of deferred income of $0.3 million and net accretion of discounts on available-for-sale securities of $0.1 million. The drivers of the changes in operating assets and liabilities were a $10.3 million decrease in accounts receivable, partially offset by a $2.0 million decrease in accrued expenses and other liabilities, a $1.9 million decrease in deferred revenue, a $0.9 million increase in prepaid expense and other assets and a $0.3 million decrease in accounts payable.
For the three months ended March 31, 2024, net cash provided by operating activities was $0.5 million, primarily due to our net loss of $9.4 million, adjusted for non-cash charges of $4.8 million and $5.1 million of changes in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $3.7 million, loss from our equity method investment of $0.8 million and depreciation and amortization of $0.8 million, partially offset by amortization of deferred income of $0.3 million and net accretion of discounts on available-for-sale securities of $0.2 million. The drivers of the changes in operating assets and liabilities were a $0.3 million increase in accounts receivable, partially offset by a $3.4 million increase in deferred revenue, a $0.9 million increase in accrued expenses and other liabilities, a $0.5 million increase in accounts payable and a $0.5 million decrease in prepaid expense and other current assets.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 was $0.1 million, primarily attributable to purchases of available-for-sale securities and property and equipment, partially offset by proceeds from maturities of available-for-sale securities and certificate of deposit.
Net cash provided by investing activities for the three months ended March 31, 2024 was $11.9 million, primarily attributable to proceeds from maturities of available-for-sale securities and certificate of deposit, partially offset by purchases of available-for-sale securities and property and equipment.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 was $0.1 million, primarily attributable to principal payments under vendor financing arrangements, partially offset by proceeds from exercise of stock options.
Net cash provided by financing activities for the three months ended March 31, 2024 was less than $0.1 million, primarily attributable to proceeds from exercise of stock options, primarily offset by principal payments under vendor financing arrangements.
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
There have been no material changes to our critical accounting estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2024 Form 10-K, other than those discussed in Note 2 to our unaudited condensed consolidated financial statements.
Recently Issued and Adopted Accounting Pronouncements
For more information regarding recently issued accounting pronouncements, see Note 2 Basis of Presentation and Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
JOBS Act
We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included on our 2024 Form 10-K. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for the Company as a smaller reporting company.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Inherent Limitations on Effectiveness of Controls
Our management, including our CEO and CFO, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
■Even if we succeed in securing design wins for our IP interconnect and other solutions and our SoC Integration Automation software solutions (formerly IP deployment solutions), we may not generate timely or sufficient margins or margins from those wins and our financial results could suffer.
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

■Our dependence on international customers and operations also subjects us to a range of other additional regulatory, trade policy, operational, financial, and political risks that could adversely impact our financial results.
■Changes in legislation and regulation in the U.S. and other countries, including new trade policies and the imposition of tariffs, may adversely impact our business, results of operations and financial condition.
■If we are unable to protect our proprietary technology and inventions through patents and other intellectual property rights, our ability to compete successfully and our financial results could be adversely impacted.
■We are subject to government regulations, including import, export and economic sanctions laws and artificial intelligence regulations that may expose us to liability and increase our costs.
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
■Whether any competitor substantially increases its engineering and marketing resources to compete with us in the semiconductor IP interconnect and SoC Integration Automation software technology arena.
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
■Actions by regulators or governmental entities to impose license requirements, limit product availability, limit trade and exportability of our products, the features or contractual terms that either we or our customers can apply to product and service offerings, or to affect monetary policy or to impose tariffs.
■Actions by regulators or governmental entities to modify or augment tax treatment of our product and service offerings.
■The impact of global and regional inflation on ours and our customers’ profitability and expansion plans due to among other effects of inflation, increases in wages, availability of capital, salaries, operating expenses, and costs of insurance, benefits and medical coverage.
■The potential effects of geopolitical conflicts, such as the military conflict between Russia and Ukraine and the conflict in Israel, including retaliatory, military and regulatory actions, or other actions that escalate tensions, including with respect to the conflict in Israel, actions involving Iran and other groups in the Middle East, on our customers’ engineering resources, design schedules, purchasing, development, sales and innovation responses and trends in response to such conflicts. Specifically, the conflict in Israel and Gaza continues to result in an uncertain business and investment environment in the region. Many companies in the affected regions, particularly small to medium enterprises, are experiencing extended challenges raising money leading to cutbacks and project delays.
■Competition, embargoes, sanctions, boycotts and/or social unrest.
■Local or international economic headwind trends that may lead to recessions, economic slowdowns or sudden changes in the economic needs of regions and consumers.
■Silicon chip supply chain and shipment volume restrictions on our customers and their end customers that will impact the amount of royalties payable to us.
We may be unable to reduce the cost of our products sufficiently to compete effectively against our competitors. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures and/or other economic factors including inflation, impact from and response to U.S. trade policy, and customer and end market supply chain constraints which could adversely affect our gross margins and ability to meet customer demand. To the extent we are unable to reduce the prices of our products and remain competitive, our revenue will likely decline, resulting in further pressure on our gross margins, which could harm our business. Many other companies in the IP interconnect space have not been able to continue as a going concern due to intense competition and low margins. See “Business—Competition”.
We have a history of net losses, and we may not achieve or maintain profitability in the future.
We have incurred net losses in certain periods historically. We incurred a net loss of $8.1 million and $9.4 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $145.0 million. We have spent significant funds on organizational and start-up activities, to recruit engineers and other employees and to support our research and development. The net losses we incur may fluctuate significantly from quarter to quarter and may increase as a result of geopolitical and market fluctuations, inflation, economic slowdown and/or recessionary pressures and other global economic factors.
Our long-term success is dependent upon our ability to successfully market our interconnect IP and SoC Integration Automation software solutions, develop new interconnect IP and SoC Integration Automation software solutions, earn revenue, obtain additional capital when needed and, ultimately, to maintain profitable operations. We will need to generate significant additional revenue to achieve profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not maintain or increase profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

■Disruption and uncertainty caused by new developments in U.S. trade and tariff policy, reciprocal tariffs imposed by other countries, export, foreign direct investment, and related regulations.
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
The semiconductor IP industry is a relatively small and emerging industry. Our future growth will depend on the level of market acceptance of our third-party licensable IP model, the variety of IP offerings available on the market and the shift in customer preference away from in-house development of semiconductor IP technologies and SoC Integration Automation software. Furthermore, the third-party licensable IP model is highly dependent on the market adoption of new services and products, including in the automotive market, enterprise computing market, communications market, consumer electronics market, and industrial market. Such market adoption is important because the increased cost associated with ownership and maintenance of the more complex architectures in SoCs needed for the advanced services and products and time to market pressures on our customers may motivate companies to license third-party IP rather than design them in-house.
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
In addition, our customer acquisition cycle for new licenses and license renewals for existing licensees can be lengthy, typically between six to nine months, and can also be costly and unpredictable. Given the length of the sales cycle, we may incur costs in any particular financial period before any associated revenue stream begins, if at all. We cannot provide any assurance that we will be successful in signing new license agreements or renewing existing license agreements on equal or favorable terms or at all. If we do not achieve our revenue goals, our results of operations could decline.

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
Even if we succeed in securing design wins for our IP interconnect and other solutions and our SoC Integration Automation software solutions, we may not generate timely or sufficient margins or margins from those wins and our financial results could suffer.
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
As part of the evolution of our business, we have made substantial investments to develop IP interconnect, SoC integration automation solutions, other technology initiatives, and enhancements to existing technologies we license through our acquisitions and research and development efforts. Continuing to meet the requirements of smaller die size, lower power consumption, a higher frequency of operation and management of critical net latency in a timely and cost-effective manner for chips used in the automotive market, enterprise computing market, communications market, consumer electronics market, and industrial market have resulted in increased SoC design complexity for chips used in these markets. If we are unable to meet these demands for increased SoC design complexity, if we are unable to anticipate technological changes in our industry by introducing new or enhanced IP interconnect and other solutions and/or SoC Integration Automation software solutions in a timely and cost-effective manner, or if we fail to introduce new technologies that meet market demand, we may lose our competitive position, our products may become obsolete, and our business could be harmed.
Moreover, new technologies and products may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically or originally anticipated.
Additionally, from time to time, we invest in expansion into adjacent markets, including the acquisition of Magillem and Semifore, and our growth into the IP interconnect and SoC Integration Automation software solutions market. Although we believe these solutions are complementary to our IP interconnect solutions, we have a more limited operating history in offering software that, among other things, manages register configurations of IP blocks, assembles multiple IP blocks into SoC platforms and links design parameters and metadata to documentation, and our ongoing efforts in this area may not be successful. Our success in these product areas depend on a variety of factors, including the following:
■Our ability to continue to attract new customers in industries in which we have less experience.
■Our successful development of sales and marketing strategies that meet customer requirements.
■Our ability to accurately predict, prepare for, and promptly respond to technological developments in existing and new fields.
■Our ability to compete with new and existing competitors, many of which may have more financial resources, industry experience, brand recognition, relevant intellectual property rights, and/or more established customer relationships than we currently do, and they could include free and open-source solutions that provide similar SoC Integration Automation software solutions.
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
A fundamental shift in technologies, regulatory, trade or demand patterns and preferences in our existing product markets or the product markets of our customers or end-users could make our current products obsolete, prevent or delay the introduction of new products or enhancements to our existing products or render our products irrelevant to our customers’ needs. If our new product development efforts fail to align with the needs of our customers, including due to circumstances outside of our control like a fundamental shift in the product markets of our customers and end users or regulatory changes, our business could be harmed.
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
We currently devote substantial resources to the research and development of new and enhanced interconnect IP and SoC Integration Automation software solutions. However, we may be required to devote more resources than anticipated to address design requirements for specific target markets, new competitors, technological advances in the semiconductor industry or by competitors, our acquisitions, our entry into new markets, or other competitive factors. If we are required to invest significantly greater resources than anticipated without a corresponding increase in revenue, our operating results could decline. Additionally, our periodic research and development expenses may be independent of our level of revenue, which could negatively impact our financial results. We expect these expenses to be significant and increase in the foreseeable future as our technology development efforts continue, and there can be no guarantee that our research and development investments will result in products that create additional revenue.
We may also decide to increase our research and development investment to seize customer or market opportunities, which could negatively impact our financial results.
We expect that we will continue to experience hiring challenges, including for engineering resources.
Product errors or defects could expose us to liability and harm our reputation and we could lose market share.
Software products frequently contain errors or defects, especially when first introduced, when new versions are released, or when integrated with technologies developed by acquired companies. Product errors, including those resulting from third-party suppliers, could negatively affect the performance or interoperability of our IP interconnect and SoC Integration Automation software solutions, could delay the development or release of new solutions or new versions and could adversely affect market acceptance or perception of our technology. In addition, any allegations of manufacturability issues resulting from use of our IP interconnect and other solutions or semiconductor design efficiency issues resulting from our SoC Integration Automation software solutions could, even if untrue, adversely affect our reputation and our customers’ willingness to license our technology. Any such errors or delays in releasing new products or new versions of products or allegations of unsatisfactory performance could cause us to lose customers, increase our service costs, subject us to liability for damages and divert our resources from other tasks, any one of which could harm our business and operating results.
If we fail to offer high-quality support, our reputation could suffer.
Interconnect IP and SoC Integration Automation software technology is complex, and our customer support is critical for the successful deployment of our IP in our customers’ designs, and we maintain a team of corporate and field application engineers in our global support organization. High-quality support is important for customer retention, and the importance of our support function will increase as we expand our business and pursue new customers. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our offerings to existing and new customers could suffer, and our reputation with existing or potential customers could suffer.
Our dependence on international customers and operations also subjects us to a range of other additional regulatory, operational, financial, and political risks that could adversely affect our financial results.
We derived 62.3% of our revenue for the year ended December 31, 2024 from sales to customers outside of the United States. In particular, we derived 29.2% of our revenue for the year ended December 31, 2024 from customers located in China. For the three months ended March 31, 2025, 60.1% of our revenue was derived from sales to customers outside of the United States and 25.1% of our revenue was derived from customers located in China. Our revenue from China has been adversely impacted, and we expect it to continue to be adversely impacted, by the applicable U.S. government trade restrictions. As a result, the economic, political, legal and social conditions in China have and could continue to harm our business. In addition, we have offices globally with our sales and research and development being conducted in offices located in the San Francisco Bay Area, Texas, France, Poland, China, South Korea, and Japan. Moreover, conducting business outside the United States subjects us to a number of additional risks and challenges, including:
■Changes in a specific country’s or region’s political, regulatory or economic conditions.

■Imposition of or changes to export control regulations, tariff policy and other barriers, restrictions and regional stability measures, such as the tariffs announced in 2025 by the United States, in particular with respect to China but also announced tariffs such as the tariffs on countries in the European Union, and any retaliatory tariffs or measures, including countermeasures by China, countries in the European Union, or other countries, that could negatively impact trade between, or increase the cost of operating in, or increase the cost of or negatively impact the demand for our products or our customers' products in, the countries in which we do business.
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
■Difficulty and costs of maintaining effective data security particularly as state-sponsored threats and cyber espionage incidents increase.
■Inadequate protection of our intellectual property.
■Nationalization and the uncertain impact on the perception or reputation of our products or services in foreign markets.
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
These factors, individually or in combination, could impair our ability to effectively operate one or more of our foreign facilities or deliver our semiconductor IP or SoC Integration Automation software solutions, result in unexpected and material expenses, or cause an unexpected decline in the demand for our products in certain countries or regions. Our failure to manage the risks and challenges associated with our international business and operations could harm our business.

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

Changes in legislation and regulation in the U.S. and other countries, including new trade policies and the imposition of tariffs, may adversely impact our business, results of operations and financial condition.
We operate in a highly regulated industry and changes in the U.S. political landscape have and could continue to significantly impact our business. The recent changes in the U.S. government administration has and may continue to result in substantial modifications to laws and regulations, including, but not limited to, those related to trade policies, tariffs, export controls and technology transfers as well as certain rules and regulations related to diversity, equity and inclusion practices. Executive orders and legislative actions have and could continue to alter the business environment in which we operate and result in adverse impacts to our business, results of operations and financial condition.
For example, U.S. and Chinese governments may continue to enact changes in government trade policies, including the imposition of additional tariffs on countries where we do significant business such as China, that have and could adversely impact our ability to sell products globally, particularly in China. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and U.S. trading partners including China and the European Union, or what actions may be taken by the trading partners in response. It is difficult to anticipate the timing or duration and macro-economic impacts of such tariffs, export restrictions, or other regulatory actions. These government trade policies are likely to materially adversely affect our customers and our business, impeding our ability to develop relationships with new customers in trade partner countries including with China and countries in the European Union.

In addition, changing regulatory policies, in particular in the United States, can affect regulatory and compliance costs and future revenues, all of which could materially and adversely affect our business operations and financial results. Changes in federal policy by the executive branch and regulatory agencies and personnel may occur over time, which could lead to changes in the level of oversight and focus on our industry including new laws, regulations and policies. At this time, it is unclear what laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our business operations and financial results. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of any laws, executive orders, and regulations, could affect us in substantial and unpredictable ways.
Further, changes in legislation and regulation have and could continue to create a highly unpredictable and volatile business environment, which could result in a recession, potential slowdown in capital markets, and potential impacts to the valuation of the U.S. dollar and other currencies.
The cyclical nature of the semiconductor industry, including significant supply chain disruption, may limit our ability to maintain or improve our revenue.
The semiconductor industry is highly cyclical and is prone to significant downturns from time to time. Cyclical downturns can result from a variety of market forces including constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles, geopolitical tensions and wide fluctuations in product supply and demand, all of which can result in significant declines in semiconductor demand. We have experienced downturns in the past and may experience such downturns in the future, including the potential likelihood of a recession. For example, the industry experienced a significant downturn in connection with the global recession in 2008, and further downturns in 2020 and 2022, which were prolonged as a result of the economic impact of the COVID-19 pandemic. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. In the past several years, downturns in the semiconductor industry have been attributed to a variety of factors, including the COVID-19 pandemic, ongoing trade disputes among the United States and China, resulting in weakness in demand and pricing for semiconductors across applications and excess inventory.
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
The semiconductor industry has also faced significant global supply chain issues as a result of the impact both on demand for devices as well as the increasing demand for semiconductors in automobiles and artificial intelligence, which together have resulted in the inability of fabrication plants to produce sufficient quantities of chips to meet demand, supply chain shortages and other disruptions. Numerous factors, including any further trade tensions and escalating countermeasures between the U.S. and China, as well as any revisions to U.S. regulations governing the export of certain semiconductor related hardware and software to China announced by the U.S. Department of Commerce’s Bureau of Industry and Security (BIS) on October 7, 2022 as subsequently further amended, and any geopolitical changes in China-Taiwan relations may prolong or deepen these challenges faced by the industry.
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
We have experienced, and expect to continue to experience, seasonal fluctuations in sales due to the spending patterns of semiconductor customers who license our products. Historically, the number of total new license agreements we enter into has generally been lowest in the first and second calendar quarters.
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
Moreover, the automotive industry is affected by general economic, trade policy, and geopolitical conditions and associated responses by governments of various countries, the automotive industry, including manufacturers, dealers, distributors, and third-party suppliers may be adversely impacted. In addition, government-imposed restrictions on businesses, operations and travel and the related economic uncertainty have impacted demand in many global markets. While demand in the automotive industry is dependent on a number of factors, any adverse effects on the automotive industry could harm our business, as well as our ability to execute our growth strategy.
A significant portion of our revenue comes from licensing fees, which may vary period to period.
License agreements for our interconnect IP are generally treated as ratable revenue, with revenue being recognized evenly over the license term. In recent periods we have made and will continue to make certain changes to SoC Integration Automation software agreements that result in ratable recognition of the related license revenue over the contract term. Still, significant portions of our anticipated future revenue depend upon our success in attracting new customers, or continuing or expanding our relationships with existing customers, and revenue recognized from licensing arrangements varies from period to period, depending on the number and size of deals closed during a quarter, and is difficult to predict. In addition, as we expand our business into new markets, our licensing deals may be smaller in volume but greater in value in volume, which may further fluctuate our licensing revenue quarter to quarter. Our ability to succeed in our licensing efforts will depend on a variety of factors, including the market positioning, performance, delivery, quality, breadth and depth of our current and future IP interconnect and other solutions as well as our sales and marketing skills. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.

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
Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. Our gross margins and financial results will suffer if we are unable to offset reductions in our average selling prices by reducing our costs, developing new or enhanced products or solutions on a timely basis with higher selling prices or gross margins, or increasing our sales volumes. In addition, there is significant pressure to maintain low royalty rates in certain markets where the end product may have a low average sales price, such as many consumer electronics products. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products on future or renewal agreements be lower than our historic royalty rates. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates on future or renewal agreements as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for the use of our technology could decrease with new or renewed customers, thereby decreasing future anticipated revenue and cash flow. Variable royalty revenue was 7.1% of our revenue for three months ended March 31, 2025. Therefore, a significant decrease in our royalty revenue could materially adversely affect our operating results.
Moreover, royalty rates may be negatively affected by macroeconomic and geopolitical trends, including global semiconductor supply chain issues (such as shortages in the availability of the supply of chips in several semiconductor sectors and applications), and its world effects and changes in products mix. Furthermore, consolidation among our customers may increase the leverage of our existing customers to extract concessions from us in royalty rates.
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
In addition, since many of our sales in foreign jurisdictions are denominated in U.S. dollars, fluctuations in the value of foreign currencies relative to the U.S. dollar may effectively increase the price of our products in the currency of the jurisdiction in which the sale took place and may result in our products becoming too expensive for non-U.S. customers who do not conduct their business in U.S. dollars. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations. If the volume of our international operations increases and foreign currency exchange rates changes, the impact to our consolidated statements of operations could be significant and may affect the comparability of operating results. The impact from foreign currency exchange for the three months ended March 31, 2025, was immaterial. We do not believe a 10% increase or decrease in foreign exchange rates would have resulted in a material impact to our operating results. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in the value of our net foreign currency investment, and our business may be harmed.
In particular, in light of the ongoing changes in government trade policies, including the imposition of additional tariffs, military conflict between Russia and Ukraine, the conflict in Israel, and the tensions between the United States, the European Union, other European countries, with Russia, any resulting material change to the valuation of the U.S. dollar, the Euro or other currency relative to the U.S. dollar could adversely impact our operating results.

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
Our ability to operate and expand our business depends on the availability of adequate capital, which in turn depends on the cash flow generated by our business and equity or other applicable financing arrangements. We believe that our existing cash and cash equivalents, short-term investments and cash provided by sales of our products will satisfy our anticipated cash requirements for at least the next 12 months. However, we have based this estimate on our current operating plans and expectations, which are subject to change, and cannot assure you that that our existing resources will be sufficient to meet our future liquidity needs. We may require additional capital to respond to business opportunities, challenges, acquisitions or other strategic transactions and/or unforeseen circumstances. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:
■market acceptance of our semiconductor IP and other solutions, and our SoC Integration Automation software solutions;
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
In order to succeed in executing our business plan, we will need to manage our growth effectively as we make significant investments in research and development and sales and marketing to expand our operations and infrastructure both domestically and internationally. In addition, in connection with operating as a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. If our revenue does not increase to offset these increases in our expenses, we may not achieve or maintain profitability in future periods.

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
In addition, we recruit from a limited pool of engineers with expertise in SoC design and the competition for such personnel can be intense. The loss of one or more of our executive officers or other key personnel, the loss of access to certain jurisdictions in the event of geopolitical conflict or changes in regulatory frameworks, or our inability to locate suitable or qualified replacements could be significantly detrimental to our product development efforts and could harm our business. We may experience disruptions in our research and development efforts resulting from the inability to hire qualified engineers globally including from the Middle East due to the Israel conflict and escalating conflicts and tensions with Iran. In addition, we must attract and retain highly qualified personnel, including certain foreign nationals who are not U.S. citizens or permanent residents, many of whom are highly skilled and constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these employees and their ability to remain and work in the U.S. are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies. Changes in immigration laws, executive orders and regulations or procedures may adversely affect our ability to hire or retain such workers, increase our operating expenses and negatively impact our ability to deliver our products and services, any of which would harm our business.
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
We seek to protect our proprietary technology and innovations, particularly those relating to the design of our products, through patents, trade secrets and other intellectual property rights. As of March 31, 2025, we had 226 total allowed or issued patents, pending patent applications and non-expired provisional patent applications worldwide. Of these, we had 100 allowed or issued patents, 82 are U.S. allowed or issued patents, 10 are allowed or issued China patents, four are South Korea issued patents, two are Europe issued patents, one is a U.K. issued patent, and one is a Japan issued patent. The 100 allowed or issued patents generally expire between July 2035 and July 2043. As of March 31, 2025, we had 126 pending non-provisional and provisional patent application filings, including 47 in the United States, 29 in Europe, 24 in China, 13 in South Korea and 13 in Japan. Maintenance of patent portfolios, particularly outside of the United States, is expensive, and the process of seeking patent protection is lengthy and costly. While we intend to maintain our current portfolio of patents and to continue to prosecute our currently pending patent applications and file future patent applications when appropriate, the value of these actions may not exceed their expense. Existing patents and those that may be issued from any pending or future applications may be subject to challenges, invalidation or circumvention, and the rights granted under our patents may not provide us with meaningful protection or any commercial advantage. In addition, the protection afforded under the patent laws of one country may not be the same as that in other countries. This means, for example, that our right to exclusively commercialize a product in those countries where we have patent rights for that product can vary on a country-by-country basis. We also may not have the same scope of patent protection in every country where we do business.
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
We license third-party software and other intellectual property for use in product research and development and, in several instances, for inclusion in our products such as our license with Qualcomm for FlexNoC. We also license third-party software, including the software of our competitors, to test the interoperability of our products with other industry products and in connection with our professional services. Our third-party licenses typically limit our use of IP to specific uses and for specific time periods and include other contractual obligations with which we must comply. Moreover, certain intellectual property rights may be licensed to us on a non-exclusive basis, and accordingly, the owners of such intellectual property rights are free to license such rights to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. These licenses may need to be renegotiated or renewed from time to time, or we may need to obtain new licenses in the future. For example, we may be required to renegotiate or seek a waiver to or consent under our license with Qualcomm with respect to our FlexNoC product in the event of certain changes of control (as defined in our agreements with Qualcomm) and there can be no guarantee we would be successful in such endeavor. Such provision could prevent us from pursuing a robust sales process in the event of a sale of the company if Qualcomm refuses to provide consent or waive such change in control provision. In such an event, a change in control could cause us to lose our license with Qualcomm and our valuation could be adversely affected. See “Business—Material Agreement—Qualcomm Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2024, for additional information. Third parties may stop adequately supporting or maintaining their technology, or they or their technology may be acquired by our competitors. If we are unable to obtain licenses to these third-party software and intellectual property rights on reasonable terms or at all, we may not be able to sell or support the affected products, our customers’ use of the products may be interrupted, and/or our product development processes and professional services offerings may be disrupted, which could in turn harm our financial results, our customers, and our reputation. Further, if we or our third-party licensors were to breach any material term of a license, such a breach could, among other things, prompt costly litigation, result in the license being terminated or result in fines and other damages. If any of the following were to occur, it could harm our business and our reputation.
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
Security breaches, computer malware, prolonged outages, and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers or partners. The size and complexity of our information systems make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or external service providers, vendors, or from attacks by malicious third parties and state-sponsored actors. Such attacks are increasing in their frequency, levels of persistence, levels of sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of our reliance on internet technology and the number of our employees who are working remotely, this may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition to unauthorized access to or acquisition of personal data, confidential information, intellectual property or other sensitive information, such attacks could include the deployment of harmful malware and ransomware, and may use a variety of methods, including denial-of-service attacks, phishing, social engineering and other means, to attain such unauthorized access or acquisition or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information. Like many other companies, we experience attempted cybersecurity actions on a frequent basis, and the frequency of such attempts could increase in the future. While we have invested in measures for the protection of data and information technology, there can be no assurance that our efforts will prevent or quickly identify service interruptions or security breaches. The techniques used by cybercriminals to obtain unauthorized access to systems or sabotage systems, or to disable or degrade services, change frequently, and may not be recognized when launched against a target and can originate from a wide variety of sources, including outside groups such as organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. We cannot assure that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages or breaches in our systems or those of our third-party services providers or partners. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us.

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
The global data protection landscape continues to evolve, and we are or may become subject to numerous state, federal and foreign laws, regulations, legal requirements, contractual obligations and industry standards regarding security, data protection and privacy and any actual or perceived failure to comply with these requirements, obligations or standards could harm our reputation and business. If we are found to have violated any such laws or regulations in any such jurisdiction, we may be subject to enforcement actions that require us to change our business practices in a manner which may negatively impact our revenue, as well as expose us to litigation, fines, civil and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position. Implementation standards and enforcement practices continue to evolve, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future.

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
For the three months ended March 31, 2025, we derived 25.1% of our revenue from customers located in China. As a result, the economic, political, legal and social conditions in China could harm our business. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the IP we develop or license in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. We have observed sustained reports of intellectual property theft and misappropriation in China.
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
■Increased and rapidly changing export and related trade regulations including tariffs and restrictions imposed by U.S. and Chinese legislation, executive actions and regulations.
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
There have been additional regulatory mandates from the U.S. government that affect our current and future sales and operations in China. Beginning on January 2, 2025, the U.S. Department of the Treasury’s Outbound Investment Security Program went into effect. Codified at 31 C.F.R. § 850.101 et seq, the Outbound Investment Security Program prohibits or requires notification of certain types of outbound investments by U.S. persons into certain entities located in or subject to the jurisdiction of China, Hong Kong, and Macau (as well as certain entities subject to Chinese ownership or control) that are engaged in the development of certain national security technologies and products (presently, certain semiconductors and microelectronics, quantum information technologies, and artificial intelligence technologies), as well as any other countries that are or may be designated under the program’s regulations. As a result of the foregoing, we and our applicable subsidiaries may need to take appropriate steps to comply with these regulations and the cost of doing so, as well as any failure to comply, could have an adverse impact on our business, results of operation or financial condition.

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
■Our joint venture or investment partners have and may in the future not provide us with timely and accurate information regarding the status, compliance or activities of the joint venture or investment which could, among other things, impact our ability to accurately forecast financial results, provide timely information to our shareholders and could create a potential risk of us having to restate our financial results.
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
Social and environmental responsibility regulations, policies and provisions, as well as customer and investor demands, may make our supply chain more complex and may adversely affect our relationships with customers, investors and government regulators.
There is an increased focus on corporate social and environmental responsibility in the semiconductor industry. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose corporate social and environmental policies, practices and metrics. Legal and regulatory requirements, as well as investor expectations, on corporate social responsibility practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply. For example, the current U.S. presidential administration has a different view and approach to many social and environmental policies as compared to prior administrations and may result in us having to adopt positions that may be at odds with those of our customers and investors. If we are unable to comply, or are unable to cause our suppliers to comply, with such policies or provisions or meet the requirements of our customers and our investors, a customer may stop purchasing products from us or an investor may sell their shares, and may take legal action against us, which could harm our reputation, revenue and results of operations.
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
■the potential effects arising if U.S. inflationary, tariffs and other trade and/or currency devaluation trends continue or increase;
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
If our existing stockholders, including current or former employees sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of March 31, 2025, we had approximately 41.4 million shares of common stock outstanding.
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
As of March 31, 2025, K. Charles Janac, our President, Chief Executive Officer and Chairman, held voting power over approximately 24.4% of our outstanding voting stock. Therefore, this stockholder will have the ability to influence us through this ownership position. For example, this stockholder may be able to exercise significant influence over elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise could dilute the ownership and voting power of our other stockholders.
We have 300,000,000 shares of common stock authorized as of March 31, 2025. In addition, our Certificate of Incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our Certificate of Incorporation authorizes us to issue shares of common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock from time to time, for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, an acquisition, an investment, our stock incentive plans or otherwise. Such additional shares of our common stock or such other securities may be issued at a discount to the market price of our common stock at the time of issuance. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. As discussed below, the potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock. Any issuance of such securities could result in substantial dilution to our existing stockholders and cause the market price of shares of our common stock to decline.
We do not expect to declare or pay any dividends on our common stock for the foreseeable future.
We do not intend to pay cash dividends on our common stock for the foreseeable future. Consequently, investors must rely on sales of their shares of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking dividends should not purchase shares of our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and subject to, among other things, our compliance with applicable law, and depending on, among other things, our business prospects, financial condition, results of operations, cash requirements and availability, debt repayment obligations, capital expenditure needs, the terms of any preferred equity securities we may issue in the future, covenants in the agreements governing our current and future indebtedness, other contractual restrictions, industry trends, the provisions of the Delaware General Corporation Law (the DGCL) affecting the payment of dividends and distributions to stockholders and any other factors or considerations our board of directors may regard as relevant. Furthermore, because we are a holding company, our ability to pay dividends on our common stock will depend on our receipt of cash distributions and dividends from our direct and indirect wholly owned subsidiaries, which may be similarly impacted by, among other things, the terms of any preferred equity securities these subsidiaries may issue in the future, debt agreements, other contractual restrictions and provisions of applicable law. See “Dividend Policy” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
10b5-1 plans:
On March 5, 2025, Charles Janac, Chief Executive Officer (CEO), adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 186,757 shares of the Company’s common stock until June 30, 2026.
On March 5, 2025, Charles Janac, CEO, as the manager of Bayview Legacy, LLC, adopted a Rule 10b5-1 trading arrangement of Bayview Legacy LLC that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 840,000 shares of the Company’s common stock until June 30, 2026.
On March 6, 2025, Paul Alpern, Vice President and General Counsel, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 115,533 shares of the Company’s common stock until August 31, 2026.
On March 7, 2025, Raman Chitkara, Director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 15,000 shares of the Company’s common stock until June 30, 2026.
On March 12, 2025, Laurent Moll, Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 204,974 shares of the Company’s common stock until June 30, 2026.

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

Date: May 13, 2025

Arteris, Inc.

By:	/s/ K. Charles Janac
Name:	K. Charles Janac
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nicholas B. Hawkins
Name:	Nicholas B. Hawkins
Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)