Form 10-Q
period 2025-06-30
Arteris, Inc.
filed 2025-08-05
CIK 1667011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of July 29, 2025, there were 42,649,917 shares of the registrant’s common stock outstanding.

Part I - Financial Information
Item 1. Financial Statements
Arteris, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	As of
	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$16,100	$13,684
Short-term investments (Note 5)	21,857	30,157
Accounts receivable, net of allowance of $123 and $131 as of June 30, 2025 and December 31, 2024, respectively	18,753	20,608
Prepaid expenses and other current assets	4,833	4,634
Total current assets	61,543	69,083
Property and equipment, net	4,290	4,019
Long-term investments (Note 5)	15,905	8,504
Equity method investment	4,207	5,802
Operating lease right-of-use assets	4,430	3,838
Intangibles, net	2,582	3,024
Goodwill	4,178	4,178
Other assets	9,745	7,687
TOTAL ASSETS	$106,880	$106,135
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$856	$539
Accrued expenses and other current liabilities	15,321	15,899
Operating lease liabilities, current	1,106	917
Deferred revenue, current	43,321	40,445
Vendor financing arrangements, current	1,955	1,482
Total current liabilities	62,559	59,282
Deferred revenue, noncurrent	38,626	35,177
Operating lease liabilities, noncurrent	3,733	2,998
Vendor financing arrangements, noncurrent	563	594
Deferred income, noncurrent	7,046	7,631
Other liabilities	1,882	1,641
Total liabilities	114,409	107,323
Commitments and contingencies (Note 10)
Stockholders' deficit:
Preferred stock, par value of $0.001 - 10,000,000 shares authorized as of both June 30, 2025 and December 31, 2024; no shares issued and outstanding as of both June 30, 2025 and December 31, 2024	—	—
Common stock, par value of $0.001 - 300,000,000 shares authorized as of both June 30, 2025 and December 31, 2024; 42,592,418 and 40,724,936 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	42	40
Additional paid-in capital	146,350	135,522
Accumulated other comprehensive income	215	135
Accumulated deficit	(154,136)	(136,885)
Total stockholders' deficit	(7,529)	(1,188)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$106,880	$106,135
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue
Licensing, support and maintenance	$15,088	$13,553	$30,423	$25,292
Variable royalties and other	1,414	1,022	2,611	2,230
Total revenue	16,502	14,575	33,034	27,522
Cost of revenue	1,742	1,458	3,268	2,926
Gross profit	14,760	13,117	29,766	24,596
Operating expenses:
Research and development	12,171	10,717	24,033	21,552
Sales and marketing	6,335	5,013	12,864	10,469
General and administrative	4,502	4,828	8,825	9,150
Total operating expenses	23,008	20,558	45,722	41,171
Loss from operations	(8,248)	(7,441)	(15,956)	(16,575)
Interest expense	(42)	(68)	(90)	(144)
Other income (expense), net	786	865	1,504	1,801
Loss before income taxes and loss from equity method investment	(7,504)	(6,644)	(14,542)	(14,918)
Loss from equity method investment, net of tax	780	725	1,595	1,484
Provision for income taxes	846	975	1,114	1,345
Net loss	$(9,130)	$(8,344)	$(17,251)	$(17,747)

Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.22)	$(0.42)	$(0.47)
Weighted-average shares used in computing per share amounts, basic and diluted	41,819,427	38,476,934	41,338,907	38,092,996
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net loss	$(9,130)	$(8,344)	$(17,251)	$(17,747)
Other comprehensive loss:
Unrealized pension actuarial gain	78	—	78	—
Unrealized gains (losses) on available-for-sale securities, net of tax	8	(16)	2	(82)
Comprehensive loss	$(9,044)	$(8,360)	$(17,171)	$(17,829)
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Stockholders' (Deficit) Equity
(In thousands, except share data)
(Unaudited)

	Stockholders’ Deficit
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—March 31, 2025	41,403,294	$41	$140,015	$129	$(145,006)	$(4,821)
Issuance of common stock upon exercise of stock options	481,094	1	1,303	—	—	1,304
Issuance of common stock for settlement of Restricted Stock Units (RSUs)	619,362	—	—	—	—	—
Issuance of common stock under employee stock purchase plan (ESPP)	88,668	—	535	—	—	535
Stock-based compensation expense	—	—	4,497	—	—	4,497
Unrealized gains on available-for-sale securities, net of tax	—	—	—	8	—	8
Unrealized pension actuarial gain	—	—	—	78	—	78
Net loss	—	—	—	—	(9,130)	(9,130)
BALANCE—June 30, 2025	42,592,418	$42	$146,350	$215	$(154,136)	$(7,529)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—March 31, 2024	38,291,425	$38	$122,104	$54	$(112,650)	$9,546
Issuance of common stock upon exercise of stock options	287,978	1	328	—	—	329
Issuance of common stock for settlement of RSUs	613,685	—	—	—	—	—
Stock-based compensation expense	—	—	3,760	—	—	3,760
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(8,344)	(8,344)
BALANCE—June 30, 2024	39,193,088	$39	$126,192	$38	$(120,994)	$5,275
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Stockholders' (Deficit) Equity
(In thousands, except share data)
(Unaudited)

	Stockholders’ Deficit
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—December 31, 2024	40,724,936	$40	$135,522	$135	$(136,885)	$(1,188)
Issuance of common stock upon exercise of stock options	627,053	1	1,451	—	—	1,452
Issuance of common stock for settlement of RSUs	1,151,761	1	(1)	—	—	—
Issuance of common stock under ESPP	88,668	—	535	—	—	535
Stock-based compensation expense	—	—	8,843	—	—	8,843
Unrealized gains on available-for-sale securities, net of tax	—	—	—	2	—	2
Unrealized pension actuarial gain	—	—	—	78	—	78
Net loss	—	—	—	—	(17,251)	(17,251)
BALANCE—June 30, 2025	42,592,418	$42	$146,350	$215	$(154,136)	$(7,529)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—December 31, 2023	37,518,583	$37	$118,193	$120	$(103,247)	$15,103
Issuance of common stock upon exercise of stock options	534,670	1	583	—	—	584
Issuance of common stock for settlement of RSUs	1,139,835	1	(1)	—	—	—
Stock-based compensation expense	—	—	7,417	—	—	7,417
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(82)	—	(82)
Net loss	—	—	—	—	(17,747)	(17,747)
BALANCE—June 30, 2024	39,193,088	$39	$126,192	$38	$(120,994)	$5,275
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,251)	$(17,747)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,689	1,630
Stock-based compensation	8,809	7,417
Amortization of deferred income	(585)	(588)
Loss from equity method investment	1,595	1,484
Net accretion of discounts on available-for-sale securities	(221)	(344)
Other, net	378	24
Changes in operating assets and liabilities:
Accounts receivable, net	1,855	3,055
Prepaid expenses and other assets	(2,261)	865
Accounts payable	319	156
Accrued expenses and other liabilities	(277)	103
Deferred revenue	6,325	4,733
Net cash provided by operating activities	375	788
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(538)	(243)
Purchases of available-for-sale securities	(17,160)	(12,981)
Proceeds from maturities of available-for-sale securities and other	18,282	20,769
Net cash provided by investing activities	584	7,545
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under vendor financing arrangements	(558)	(485)
Proceeds from exercise of stock options	1,452	584
Proceeds from employee stock purchase plan	535	—
Other financing activities	27	—
Net cash provided by financing activities	1,456	99
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,415	8,432
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	14,072	14,084
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$16,487	$22,516

Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$16,100	$22,128
Restricted cash, current	97	—
Restricted cash, noncurrent	290	388
Cash, cash equivalents and restricted cash at end of period	$16,487	$22,516

Noncash activities:
Purchase of property and equipment through vendor financing	$1,099	$—
Operating lease right-of-use assets, exchanged for lease obligations	$1,118	$—
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
2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 and the related notes included in the Company’s Form 10-K filed on February 18, 2025 (2024 Form 10-K) with the U.S. Securities and Exchange Commission (SEC). The December 31, 2024 condensed consolidated balance sheet was derived from the audited consolidated financial statements as of that date. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the unaudited condensed consolidated financial statements.
The operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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

Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. The Company’s cash equivalents include deposits in money market accounts which were unrestricted as to withdrawal or use and are stated at fair value. The Company’s cash equivalents occasionally include certificates of deposit. As of June 30, 2025, cash and cash equivalents consisted primarily of checking, savings, money market accounts and highly liquid investments with original maturities of three months or less. Interest earned on cash and cash equivalents is included in other income (expense), net in the unaudited consolidated statements of operations.
As of both June 30, 2025 and December 31, 2024, the Company’s restricted cash balance was $0.4 million, primarily related to a letter of credit for its facility lease agreement. Restricted cash, current is included in prepaid expenses and other current assets and restricted cash, noncurrent is included in other assets on the consolidated balance sheets.
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
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	As of
	June 30, 2025	December 31, 2024
Customer A	54%	—%
Customer B	11%	14%
Customer C	*	22%
Customer D	—%	19%
* Customer accounted for less than 10% of total accounts receivable at period end.
During the three months ended June 30, 2025 the Company entered into an ordinary course, long-term license agreement with Customer A with standard payment and other customary terms.
Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer B	14%	14%	14%	14%
* Customer accounted for less than 10% of total revenue during the period.
Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2025 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2024.

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in Accounting Standard Codification (ASC) Topic 740, Income Taxes. This ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU is effective for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-09 does not have a significant impact on the Company’s annual consolidated financial statements.
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
3.    REVENUE
Disaggregated Revenue
The following table shows revenue by product and services groups (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Licensing, support and maintenance	$15,088	$13,553	$30,423	$25,292
Variable royalties	1,402	971	2,569	1,789
Other	12	51	42	441
Total	$16,502	$14,575	$33,034	$27,522
Contract Balances
The following table provides information about accounts receivable, net, contract assets and deferred revenue (in thousands):

	As of
	June 30, 2025	December 31, 2024
Accounts receivable, net	$18,753	$20,608
Contract assets, current portion	$34	$167
Deferred revenue	$81,947	$75,622
The Company recognized revenue of $14.0 million and $11.5 million for the three months ended June 30, 2025 and 2024, respectively, and $25.5 million and $20.6 million for the six months ended June 30, 2025 and 2024, respectively, that was included in the deferred revenue balance at the beginning of the respective periods. Contract assets, current are included in prepaid expenses and other current assets on the consolidated balance sheets.

As of June 30, 2025, non-cancelable contracted but unsatisfied or partially satisfied performance obligations that have not yet been recognized were $95.8 million which includes deferred revenue, amounts that will be invoiced and recognized as revenues in future periods and Flexible Spending Accounts (FSA) commitments, from customers where actual product selection and quantities of specific products are to be determined by customers at a future period. The Company expects to recognize $48.2 million of this balance over the next 12 months and the remainder thereafter. FSA commitments amounted to $6.0 million and $2.3 million as of June 30, 2025 and December 31, 2024, respectively. The Company has elected to exclude the potential future royalty receipts from these amounts.
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

	As of
	June 30, 2025	December 31, 2024
Short-term commission capitalized in prepaid expenses and other current assets	$2,267	$2,311
Long-term commission capitalized in other assets	1,902	1,789
Total	$4,169	$4,100
Amortization of capitalized sales commissions was $0.9 million for both the three months ended June 30, 2025 and 2024, and $1.7 million and $1.8 million for the six months ended June 30, 2025 and 2024, respectively, and are included in sales and marketing expense in the unaudited condensed consolidated statements of operations.
4.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(9,130)	$(8,344)	$(17,251)	$(17,747)
Denominator:
Weighted-average shares outstanding, basic and diluted	41,819,427	38,476,934	41,338,907	38,092,996
Net loss per share, basic and diluted	$(0.22)	$(0.22)	$(0.42)	$(0.47)
Since the Company was in a loss position for all periods presented, the diluted earnings per share was equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.
The following table summarizes the potentially dilutive securities that were excluded from the calculation of diluted earnings per share because they would be anti-dilutive:

	As of
	June 30, 2025	June 30, 2024
Stock options	1,850,551	2,285,281
Restricted stock units	5,587,907	6,254,930
Restricted common shares issued for business combination	234,859	234,859
Shares committed under the 2021 ESPP	75,618	83,445
Total	7,748,935	8,858,515

5.    INVESTMENTS
The following tables summarize the fair value and amortized cost of the Company’s cash equivalents and available-for-sale securities by major security type (in thousands):

	As of June 30, 2025
	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value
Assets:
Corporate bonds	$18,609	$26	$18,635
U.S. government agency securities	13,631	(3)	13,628
Money market funds	11,845	—	11,845
U.S. treasury securities	7,096	—	7,096
Total financial assets	$51,181	$23	$51,204

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Aggregate Fair Value
Assets:
U.S. government agency securities	$18,730	$16	$18,746
U.S. treasury securities	11,752	1	11,753
Money market funds	10,410	—	10,410
Corporate bonds	8,157	5	8,162
Total financial assets	$49,049	$22	$49,071
The maturity dates of the Company’s investments are as follows (in thousands):

June 30, 2025
Less than one year	$35,299
1-2 years	15,905
Total	$51,204
As of both June 30, 2025 and December 31, 2024, there were no securities in a continuous net unrealized loss position for more than 12 months. As of both June 30, 2025 and December 31, 2024, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor does it foresee or project that it will be required to sell those investments before recovery of their amortized costs basis, which may be at maturity. Thus, as of both June 30, 2025 and December 31, 2024 no allowance for credit losses or impairment losses for the Company’s investments were recorded.
6.    FAIR VALUE MEASUREMENTS
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Equity method investments, and certain non-financial assets, such as intangible assets are remeasured at fair value only if an impairment or observable price adjustment is recognized in the current period.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include vendor financing arrangements. The carrying value of the vendor financing agreements was $2.5 million and $2.1 million as of June 30, 2025 and December 31, 2024, respectively. The Company’s vendor financing arrangements are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon the Company’s incremental borrowing rate. The estimated fair values of these financial instruments approximate their carrying values.

Financial Instruments Recorded at Fair Value on a Recurring Basis
The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of
	June 30, 2025
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$11,845	$—	$—	$11,845
U.S. treasury securities	—	1,597	—	1,597
Total cash equivalents	11,845	1,597	—	13,442
Short-term investments:
Corporate bonds	—	3,562	—	3,562
U.S. government agency securities	—	12,796	—	12,796
U.S. treasury securities	—	5,499	—	5,499
Total short-term investments	—	21,857	—	21,857
Long-term investments:
Corporate bonds	—	15,073	—	15,073
U.S. government agency securities	—	832	—	832
Total long-term investments	—	15,905	—	15,905
Total financial assets	$11,845	$39,359	$—	$51,204

	As of
	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$10,410	$—	$—	$10,410
Total cash equivalents	10,410	—	—	10,410
Short-term investments:
Corporate bonds	—	5,542	—	5,542
U.S. government agency securities	—	14,850	—	14,850
U.S. treasury securities	—	9,765	—	9,765
Total short-term investments	—	30,157	—	30,157
Long-term investments:
Corporate bonds	—	2,620	—	2,620
U.S. treasury securities	—	1,988	—	1,988
U.S. government agency securities	—	3,896	—	3,896
Total long-term investments	—	8,504	—	8,504
Total financial assets	$10,410	$38,661	$—	$49,071
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

7.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets, net
Intangible assets, net consisted of the following as of June 30, 2025 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$3,590	$(2,155)	$1,435
Customer relationships	1,830	(858)	972
Trade name and other	200	(25)	175
Total intangibles	$5,620	$(3,038)	$2,582
Intangible assets, net consisted of the following as of December 31, 2024 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$3,590	$(1,835)	$1,755
Customer relationships	1,830	(744)	1,086
Trade name and other	200	(17)	183
Total intangibles	$5,620	$(2,596)	$3,024
Amortization expense of intangible assets was $0.2 million for both the three months ended June 30, 2025 and 2024 and $0.4 million for both the six months ended June 30, 2025 and 2024.
The expected future amortization expense of these intangible assets as of June 30, 2025 is as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2025	$414
2026	544
2027	527
2028	516
2029	340
Thereafter	91
Total future amortization expense	$2,432
Goodwill
As of both June 30, 2025 and December 31, 2024, goodwill was $4.2 million. No goodwill impairments were recorded during the three and six months ended June 30, 2025 and 2024.
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
Total operating lease related costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$382	$322	$745	$646
Short-term lease cost	24	9	50	13
Total lease cost	$406	$331	$795	$659

The weighted-average remaining term of the Company’s operating leases was 4.2 years and 3.9 years as of June 30, 2025 and December 31, 2024, respectively. The weighted-average discount rate used to measure the present value of the operating lease liabilities was 10.0% as of both June 30, 2025 and December 31, 2024. Cash payments made related to operating lease liabilities were $0.5 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $0.8 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively.
Maturities of operating lease liabilities as of June 30, 2025 were as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2025	$739
2026	1,570
2027	1,527
2028	1,109
2029	411
Thereafter	594
Total undiscounted cash flows	5,950
Less: imputed interest	(1,111)
Present value of lease liabilities	$4,839

Operating lease liabilities, current	$1,106
Operating lease liabilities, noncurrent	3,733
Total lease liabilities	$4,839
9.    BORROWINGS
Vendor financing arrangements—The Company has various vendor financing arrangements with extended payment terms on the purchase of software licenses and equipment. In order to determine the present value of the commitments, the Company used an imputed interest rate of 10.0%, which is an estimate based on the Company’s collateralized borrowing rate.
Expected cash flows related to vendor financing arrangements as of June 30, 2025 were as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2025	$1,336
2026	1,038
2027	297
Total undiscounted cash flows	2,671
Less: Imputed interest	(153)
Present value of vendor financing arrangements	$2,518

Vendor financing arrangements, current	$1,955
Vendor financing arrangements, noncurrent	563
$2,518
Interest expense from vendor financing arrangements was less than $0.1 million for both the three months ended June 30, 2025 and 2024, and $0.1 million for both the six months ended June 30, 2025 and 2024.

10.    COMMITMENTS AND CONTINGENCIES
Letter of Credit—In conjunction with the execution of the operating lease for the Company’s headquarters facility, a letter of credit in the amount of $0.4 million was issued and outstanding as of both June 30, 2025 and December 31, 2024. No draws have been made under such letter of credit.
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
The Company has incurred no actual payment obligations from these above-noted indemnification provisions and director and officer indemnity agreements for the three and six months ended June 30, 2025 and 2024 and the unaudited condensed consolidated financial statements do not include liabilities for any potential indemnity-related obligations as of June 30, 2025 and December 31, 2024.
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
In December 2022, the Company received notice of a complaint filed by Network System Technologies, LLC (NST) against the Company and another defendant in the semiconductor industry in the United States District Court for the Western District of Texas. Additional complaints were filed in the Eastern District of Texas against certain companies, including some customers of the Company, asserting among other things patent infringement seeking damages and injunctive relief. On September 4, 2024, the court in the Western District of Texas dismissed all claims against the Company without prejudice. The court will maintain jurisdiction solely for the purpose of enforcing discovery. The Company has not received any new claims involving the Company nor any new customer indemnity claims in connection with the NST litigation. The Company will continue to monitor this matter.
The Company has no material contractual non-cancelable commitments as of both June 30, 2025 and December 31, 2024.

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
2022 Employment Inducement Incentive Plan
The Company adopted the 2022 Employment Inducement Incentive Plan (the 2022 Inducement Plan) effective November 3, 2022, pursuant to which it reserved 2,000,000 shares of its common stock. The 2022 Inducement Plan provides for a variety of stock-based compensation awards, including stock options, SARs, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents, and other stock or cash-based awards. Awards under the 2022 Inducement Plan can only be made to newly hired employees.
Stock Options
The aggregate intrinsic value of the options exercised for the six months ended June 30, 2025 and 2024 was $3.1 million and $3.3 million, respectively. The total grant-date fair value of options vested was $0.2 million for both the six months ended June 30, 2025 and 2024.
As of June 30, 2025, there was $2.1 million of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.1 years.
Restricted Stock Units and Awards
The following table summarizes the restricted stock unit activities under the Company’s 2016 Plan, the 2021 Plan and the 2022 Inducement Plan:

	Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested—December 31, 2024	5,225,948	$7.00
Granted	1,618,635	$8.00
Vested	(1,151,761)	$7.14
Canceled	(104,915)	$8.10
Unvested—June 30, 2025	5,587,907	$7.24
The total grant-date fair value of restricted stock units vested was $8.5 million and $8.0 million during the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, there was $34.5 million of unamortized stock-based compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.6 years.

2021 Employee Stock Purchase Plan
The Company adopted the 2021 Employee Stock Purchase Plan (the 2021 ESPP) effective on October 26, 2021. The 2021 ESPP enables eligible employees of the Company to purchase shares of common stock at a discount to fair market value. The 2021 ESPP provides for six-month offering periods beginning May 22 and November 22 of each year, and each offering period consists of a six-month purchase period. The first offering period began on May 22, 2024 and ended on November 21, 2024. During the six months ended June 30, 2025, 88,668 shares of common stock were purchased under the 2021 ESPP. As of June 30, 2025, 1,882,728 shares of common stock were available for future issuance under the 2021 ESPP.
On each purchase date, eligible employees are entitled to purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of our common stock on the offering date or (2) the fair market value of our common stock on the purchase date.
As of June 30, 2025, there was $0.2 million of unamortized stock-based compensation cost related to ESPP, which is expected to be recognized over a weighted average period of 0.4 years.
The fair value of common stock to be issued under the 2021 ESPP is estimated on the first day of the offering period using the Black-Scholes option-pricing model, which uses (i) a risk-free interest rate based on the U.S. Treasury zero-coupon issues for an expected term equivalent to the offering period; (ii) expected term based on the simplified method; (iii) volatility based on historical volatility of the Company’s common stock; and (iv) an expected dividend yield of zero as the Company has never declared or paid any cash dividend and does not currently plan to pay a cash dividend in the foreseeable future.
The following table summarizes the ESPP valuation assumptions:

	Six Months Ended June 30,
	2025	2024
Expected volatility	72.0%	74.4%
Expected term (in years)	0.5	0.5
Risk-free interest rate	4.3%	5.4%
Expected dividend yield	0%	0%
Stock-based Compensation
Stock-based compensation expense is recorded on a departmental basis, based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$232	$186	$437	$375
Research and development	1,926	1,788	3,898	3,396
Sales and marketing	1,048	657	2,017	1,380
General and administrative	1,291	1,129	2,457	2,266
Total stock-based compensation	$4,497	$3,760	$8,809	$7,417

12.    EQUITY METHOD INVESTMENT

On February 21, 2022, Arteris IP (Hong Kong) Ltd. (AHK), a wholly-owned subsidiary of the Company, entered into a Share Purchase and Shareholders Agreement with certain investors and Ningbo Transchip Information Consulting Partnership (Limited Partnership) (Management Co), pursuant to which, the Company, certain investors and Management Co subscribed to the registered capital of Transchip Technology (Nanjing) Co., Ltd. (Transchip). The Company’s ownership interest in Transchip’s registered capital was 35.0% on a fully diluted basis as of June 30, 2025. The Company’s loss from its proportionate share of its equity method investment in Transchip was $0.8 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively, and $1.6 million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively.
The Company reviews its investment in Transchip for impairment if and when circumstances indicate that a decline in fair value below its carrying amount may have occurred. Since Transchip’s formation, it has incurred losses financed primarily through investor capital. Transchip's ability to continue its operations is dependent upon raising additional capital, which it is currently expected to be able to raise. After completing an impairment assessment based on the prevailing facts and circumstances, the Company determined that the impairment condition was not considered other than temporary. As such, no impairment charge was recognized during the three months ended June 30, 2025. If adequate funding is not obtained, an impairment charge may be recorded.
13. INCOME TAXES
The Company’s effective tax rate was (6.9)% and (8.2)% for the six months ended June 30, 2025 and 2024, respectively. The Company’s income tax provision was $1.1 million and $1.3 million for the six months ended June 30, 2025 and 2024, respectively. The change in forecasted foreign withholding tax, changes in the geographic mix of worldwide earnings which are taxed at different rates, and the impact of losses in jurisdictions with full valuation allowances, has resulted in a decrease in the income tax provision for the period ended June 30, 2025 compared to the period ended June 30, 2024.
The Company’s management continuously evaluates the need for a valuation allowance and, as of June 30, 2025, concluded that a full valuation allowance on its federal, state, and certain foreign jurisdictions deferred tax assets was still appropriate.
As of June 30, 2025 and 2024, the Company’s gross liability for unrecognized tax benefits was $3.6 million and $3.5 million, respectively. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2025 and 2024, the Company had immaterial accrued interest or penalties related to its unrecognized tax benefits. If any unrecognized tax benefits are realized, it would not result in any income tax benefit as the Company currently has a full valuation allowance against the deferred tax assets in which there is currently an uncertain tax benefit.
On July 4, 2025, President Trump signed H.R. 1, the One Big Beautiful Bill Act, into law. The Company is currently in the process of analyzing the tax impacts of the law change. In accordance with GAAP, the Company will account for the tax effects of changes in tax law in the period of enactment which is the third quarter of calendar year 2025.

14. RELATED PARTY TRANSACTIONS
The Company defines related parties as directors, executive officers, nominees for director and stockholders that have significant influence over the Company, or are a greater than 10% beneficial owner of the Company’s capital and their affiliates or immediate family members. Transchip, an equity method investee of the Company, is also deemed as a related party.
On November 15, 2024, the Company entered into a design services licensing collaboration agreement with Transchip. This arrangement gives Transchip a non-exclusive license right to make design house offerings using certain of the Company's products. The Company retains the manufacturing and royalty-related rights in relation to the Company’s products used in the design house offerings. During the three months ended March 31, 2025, the Company delivered a three-year term license to Transchip under this arrangement. During the three months ended June 30, 2025, the Company performed a reassessment of the agreement with Transchip in accordance with ASC 606, Revenue from Contracts with Customers. Specifically, the Company reevaluated whether a contract existed under step one of the five step approach, which requires that it is probable that the Company will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. As a result of this reassessment, the Company concluded that the criteria for the existence of the contract under ASC 606 were not met as of June 30, 2025. Consequently, the previously recognized amounts related to this arrangement were reversed. The reversal resulted in a decrease to both accounts receivable and deferred revenue of $0.7 million. The impact on revenue was not material in any period.
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
Overview
We are a leading provider of semiconductor system IP, including interconnect and other intellectual property, (collectively, System IP) technology. Our System IP technology manages the on-chip communications and IP block deployments in System-on-Chip (SoC) semiconductors and systems of chiplets. Our leading proprietary System IP products achieve this by connecting client IP blocks such as processors, memories, artificial intelligence/machine learning (AI/ML) accelerators, graphics subsystems, safety and security, and other input/output subsystems (I/Os) via multiple Networks-on-Chips (NoCs) in order for our customers to experience faster SoC targeting, as well as, more efficient, and lower cost solutions. Growth for our solutions is being driven by growing SoC sophistication and associated complexity, now extending into disaggregation of SoCs into systems which implement the communication protocol aspects and partner with industry leading providers like Synopsys, Cadence, Alphawave and others to connect to their die-to-die interfaces. The addition of more processors, channels of memory access, machine learning sections, additional I/Os interface standards, and other subsystems within SoCs is driving the need for more advanced System IP, including NoC interconnect IP’s. The growth in the numbers of these connected on-chip subsystems places an increasing premium on the interconnect IP capability to move data inside complex SoCs. We believe this increase in SoC complexity has created a significant opportunity for sophisticated System IP products that incorporate NoC interconnect IP, SoC Integration Automation software (formerly IP deployment software) and NoC interface IP (consisting of peripheral data transport IP and control plane networks connected to NoC interconnect IPs). Moreover, our technology can also provide more cost-effective solutions and reduce the risks of building and maintaining in-house NoC teams, which we believe has positively contributed to our market segment share growth. Artificial Intelligence (AI) and Generative AI are transforming the semiconductor industry, revolutionizing how our customers approach design and development. The rapid expansion of AI applications across various industries, combined with the increasing complexity of electronic system design, has unlocked new growth opportunities, driving a positive impact on our financial performance.
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
As of June 30, 2025, we had 278 full-time employees and offices in eleven locations in the United States, France, China, South Korea, Japan, Taiwan and Poland. For the three months ended June 30, 2025, we generated revenue of $16.5 million, net loss of $9.1 million, and net loss per share, basic and diluted of $0.22. As of June 30, 2025, we had Annual Contract Value (as defined below) and Annual Contract Value plus royalties of $63.9 million and $69.1 million, respectively. During the three months ended June 30, 2025, we had 25 Confirmed Design Starts (as defined below).

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
License Agreements with New and Existing Customers
Our ability to generate revenue from new license agreements, and the timing of such revenue, is subject to a number of factors, risks and contingencies. For new products, the time from initial development until we generate license revenue can be lengthy, typically between one and three years. In addition, because the selection process by our customers is typically lengthy and market requirements and alternative solutions available to customers for IP-based products change rapidly, we may be required to incur significant research and development expenditures in pursuit of new products over extended, multi-year periods of time with no assurance that our solutions will be successfully developed or ultimately selected by our customers. While we make efforts to observe market demand and market need trends, we cannot be certain that our investment in developing and testing new products will generate an adequate rate of return in the form of fees, royalties or other revenues, or any revenues. Moreover, the customer acquisition process has a typical duration of six to nine months; following this, a customer’s chip design cycle is typically between one to three years and may be delayed due to factors beyond our control, which may result in our customer’s product not reaching the market until long after we entered into a contract with such customer. Customers typically start shipping their products using our interconnect IP solutions between one to five years following completion of their product design, known as mass production, at which point we start to receive royalties; this typically lasts for up to seven years depending on the particular market. Any significant delay in the ramp-up of volume production of the customer’s products into which our product is designed could adversely affect our business due to delayed or significantly reduced revenues. Further, because the average selling prices of our products may decline over time, we consider new license agreements and new product launches to be critical to our future success and anticipate that for our newer products, we are and will remain highly dependent on market demand timing and revenue from new license agreements.
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
Terms of our Agreements with Customers
Our revenue from period to period can be impacted by the terms of the agreements we enter into with our customers. As a result of how these contracts are structured and the revenue is recognized, our revenue in the three and six months ended June 30, 2025 may not be comparable to future periods if we do not enter into similar contractual agreements. Further, a meaningful percentage of our revenue is generated through royalty payments. Because the time between a new license agreement win and the customer’s end product being sold can be substantial, with sales of the end product being subject to a number of factors outside our control, our revenue from royalties is difficult to predict. As a result of the foregoing, revenue may fluctuate significantly from period to period and any increase or decrease in such revenue may not be indicative of future period-to-period increases or decreases.

Technological Development and Market Growth
We believe our growth has been and will continue to be driven by technology trends in our end markets. For example, the requirements of smaller die size, chiplet and multi-chip package design, lower power consumption, a higher frequency of operation and management of critical net latency in a timely and cost-effective manner for on-chip processing in the automotive, enterprise computing, communications, consumer electronics, and industrial markets have resulted in increased SoC design complexity for chips used in these markets. This trend in turn has created increased demand for in-licensing commercial semiconductor design IP, which in turn has positively impacted our revenue and growth.
In order to address rapid technological developments and expand our offerings, we have invested significantly in our research and development efforts. These investments, which continue to include growth in engineering headcount, have resulted in substantially increased research and development expenses. As we continue to invest in our technology and new product design efforts, we anticipate research and development expense will continue to increase on an absolute basis and as a percentage of revenue in the near term. In the medium to longer term, however, while we expect to increase our research and development expense on an absolute basis, we expect this expense to reduce as a percentage of revenue.
We will continue to evaluate growth opportunities through acquisitions of other businesses.
Impact of Operating Globally
We believe our products’ global footprint provides us with the opportunity to enter new markets and accelerate our growth. For the six months ended June 30, 2025, 59.9% of our revenue was derived from sales to customers outside of the United States and 25.0% of our revenue was derived from customers located in China, respectively. For 2024, 62.3% of our revenue was derived from sales to customers outside of the United States and 29.2% of our revenue was derived from customers located in China. While we believe operating internationally has beneficially impacted our results of operations, we are subject to inherent risks attributed to operating in a global economy. Further, our international operations have been, and may in the future continue to be, subject to restrictive government regulations. For example, U.S. export regulations, including regulations announced on October 7, 2022 (as further amended), that impose broad end-use and other restrictions on doing business with certain customers and facilities in China that develop or produce semiconductor chips or manufacturing equipment, may limit or adversely impact our ability to license or support our products to entities in or doing business with certain advanced AI or “supercomputer” design companies, foundries and manufacturers of assemblies and components in China. As a result of these restrictions, our customers may experience changes to or delays in their design projects, and we may face challenges to maintain our revenue and/or our revenue may decrease.

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
Cyclical Nature of the Semiconductor Industry
The semiconductor industry in which our customers operate is highly cyclical and is characterized by increasingly rapid technological change, regulatory uncertainty, product obsolescence, competitive pricing pressures, evolving industry standards, short product life cycles, and fluctuations in product supply and demand. New technology may result in sudden changes in system designs or platform changes that may render some of our IP solutions obsolete and require us to devote significant research and development resources to compete effectively. Periods of rapid growth and capacity expansion are occasionally followed by significant market corrections in which our customers’ sales decline, inventories accumulate, and facilities go underutilized. During an expansion cycle, we may increase research and development hiring to add to our product offerings or spend more on sales and marketing to acquire new customers. During periods of slower growth or industry contractions, our sales generally suffer due to a decrease in customers’ Confirmed Design Starts or in sales of our customers’ products.

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
Annual Contract Value
We define Annual Contract Value (ACV) for an individual customer agreement as the total fixed fees under the agreement divided by the number of years in the agreement term. Our total ACV is the aggregate ACVs for all our customers as measured at a given point in time. Total fixed fees include licensing, support and maintenance and other fixed fees under IP licensing or software licensing agreements but exclude variable revenue derived from licensing agreements with customers, particularly royalties. ACV was $63.9 million and $56.1 million as of June 30, 2025 and 2024, respectively. In addition, total ACV plus royalties was $69.1 million and $60.1 million as of June 30, 2025 and 2024, respectively. ACV plus royalties is calculated based on ACV and the trailing-twelve-months variable royalties and other revenue. We monitor ACV to measure our success and believe the increase in the number shows our progress in expanding our customers’ adoption of our platform. We believe ACV provides investors with useful information to assess the strength and trajectory of our business as growth demonstrates the expansion of customer adoption of our platform. ACV fluctuates due to a number of factors, including the timing, duration and dollar amount of customer contracts.
Confirmed Design Starts
We define Confirmed Design Starts as when customers confirm their commencement of new semiconductor designs using our interconnect IP and notify us. Confirmed Design Starts is a metric management uses to assess the activity level of our customers in terms of the number of new semiconductor designs that are started using our interconnect IP in a given period. Our interconnect IP and NoC interface IP customer base contributed to a total of 25 and 21 design starts during the three months ended June 30, 2025 and 2024, respectively. We believe that the number of Confirmed Design Starts is an important indicator of the growth of our business and future royalty revenue trends.
Remaining Performance Obligations
We define Remaining Performance Obligations (RPO) as the amount of contracted future revenue that has not yet been recognized, including deferred revenue, billed and unbilled cancelable and non-cancelable contracted amounts.
The RPO amount is intended to provide visibility into future revenue streams. We expect RPO to fluctuate up or down from period to period for several reasons, including variations in amounts, timing, and duration of customer contracts, as well as the timing of billing cycles for each contract. Our RPO was $99.3 million and $77.5 million as of June 30, 2025 and 2024, respectively.

Components of Our Results of Operations
Revenue: Our revenue is primarily derived from licensing intellectual property, licensing software, support and maintenance services, professional services, training services, and royalties. Our agreements often include other service elements including training and professional services which were immaterial for both the three and six months ended June 30, 2025 and 2024.
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
Our SoC Integration Automation software products and CSRCompiler product arrangements provide customers with the right to software licenses, software updates and technical support. The software licenses are time-based with terms generally ranging from one to three years. These arrangements generally have two distinct performance obligations for us that consist of transferring the licensed software and the support and maintenance service. Support and maintenance services consist of a stand-ready obligation to provide technical support and software updates over the support term. The majority of our SoC Integration Automation software solutions contracts include termination rights that allow the customer to cancel and receive a pro-rata refund on support and maintenance services at the end of each month of the contract period, which results in a ratable recognition of the related license revenue over the contract term.
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

Research and development (R&D) expenses: R&D expenses consist primarily of salaries and associated personnel-related costs, facilities expenses associated with research and development activities, third-party project-related expenses connected with the development of our intellectual property which are expensed as incurred, stock-based compensation expense and other allocated costs. We expect R&D expenses to increase in absolute terms and as a percentage of revenue in the short term and to continue to increase in absolute terms in the medium to long term but decrease as a percentage of revenue as certain new products are launched.
Sales and marketing (S&M) expenses: S&M expenses consist primarily of salaries, commissions, travel and other costs associated with S&M activities, as well as advertising, trade show participation, public relations and other marketing activities, stock-based compensation expense and other allocated costs. We expect S&M expenses to continue to increase in absolute terms but decrease as a percentage of revenue due to productivity improvements of our sales processes.
General and administrative (G&A) expenses: G&A expenses consist primarily of salaries for management and administrative employees, depreciation, insurance costs, accounting, legal and consulting fees, other professional service fees, expenses related to the development of corporate initiatives and facilities expenses associated with G&A activities, stock-based compensation expense, fees for directors and other allocated costs.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)
Total revenue	$16,502	$14,575	$33,034	$27,522
Cost of revenue (1)	1,742	1,458	3,268	2,926
Gross profit	14,760	13,117	29,766	24,596
Operating expenses:
Research and development (1)	12,171	10,717	24,033	21,552
Sales and marketing (1)	6,335	5,013	12,864	10,469
General and administrative (1)	4,502	4,828	8,825	9,150
Total operating expenses	23,008	20,558	45,722	41,171
Loss from operations	(8,248)	(7,441)	(15,956)	(16,575)
Interest expense	(42)	(68)	(90)	(144)
Other income (expense), net	786	865	1,504	1,801
Loss before income taxes and loss from equity method investment	(7,504)	(6,644)	(14,542)	(14,918)
Loss from equity method investment, net of tax	780	725	1,595	1,484
Provision for income taxes	846	975	1,114	1,345
Net loss	$(9,130)	$(8,344)	$(17,251)	$(17,747)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$232	$186	$437	$375
Research and development	1,926	1,788	3,898	3,396
Sales and marketing	1,048	657	2,017	1,380
General and administrative	1,291	1,129	2,457	2,266
Total stock-based compensation	$4,497	$3,760	$8,809	$7,417

The following table summarizes our results of operations as a percentage of total revenue for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(as a percentage of total revenue)
Total revenue	100%	100%	100%	100%
Cost of revenue	11	10	10	11
Gross profit	89	90	90	89
Operating expenses:
Research and development	74	74	73	78
Sales and marketing	38	34	39	38
General and administrative	27	33	27	33
Total operating expenses	139	141	139	149
Loss from operations	(50)	(51)	(49)	(60)
Interest expense	—	—	—	(1)
Other income (expense), net	5	6	5	7
Loss before income taxes and loss from equity method investment	(45)	(45)	(44)	(54)
Loss from equity method investment, net of tax	5	5	5	5
Provision for income taxes	5	7	3	5
Net loss	(55)%	(57)%	(52)%	(64)%
Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Licensing, support and maintenance	$15,088	$13,553	$1,535	11%
Variable royalties	1,402	971	431	44%
Other	12	51	(39)	(76)%
Total	$16,502	$14,575	$1,927	13%
Revenue from licensing, support and maintenance increased by $1.5 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in revenue from licensing, support and maintenance was primarily due to new license arrangements with existing customers, and the addition of new customers. Growth in our variable royalty revenue was primarily due to an increase in product sales of certain existing customers, and the addition of new customers.
Cost of revenue

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Cost of revenue	$1,742	$1,458	$284	19%
Cost of revenue increased by $0.3 million or 19%, to $1.7 million for the three months ended June 30, 2025 from $1.5 million for the three months ended June 30, 2024. The increase in cost of revenue during the three months ended June 30, 2025 was primarily due to higher FAE employee-related expenses.

Operating expenses

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Research and development	$12,171	$10,717	$1,454	14%
Sales and marketing	6,335	5,013	1,322	26%
General and administrative	4,502	4,828	(326)	(7)%
Total operating expenses	$23,008	$20,558	$2,450	12%
Research and development expenses
R&D expenses increased by $1.5 million, or 14%, to $12.2 million for the three months ended June 30, 2025 from $10.7 million for the three months ended June 30, 2024. The increase in R&D expenses was due to higher employee-related costs of $1.1 million, mainly driven by increased headcount to support growth of our business, including stock-based compensation expense and higher professional fees of $0.3 million.
Sales and marketing expenses
S&M expenses increased by $1.3 million, or 26%, to $6.3 million for the three months ended June 30, 2025 from $5.0 million for the three months ended June 30, 2024. The increase in S&M expenses was primarily due to higher employee-related costs of $1.2 million mainly driven by increased headcount to support growth of our business, including stock-based compensation expense.
General and administrative expenses
G&A expenses remained relatively flat for the three months ended June 30, 2025 compared to three months ended June 30, 2024.
Interest expense

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Interest expense	$(42)	$(68)	$26	(38)%
Interest expense remained relatively flat for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Other income (expense), net

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Other income (expense), net	$786	$865	$(79)	(9)%
Other income (expense), net remained relatively flat for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Loss from equity method investment

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Loss from equity method investment	$780	$725	$55	8%
Loss from equity method investment remained relatively flat for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Such losses are expected to continue in the near future. Transchip's ability to continue its operations is dependent upon raising additional capital, which it is currently expected to be able to raise. If adequate funding is not obtained, an impairment charge may be recorded.
Provision for income taxes

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Provision for income taxes	$846	$975	$(129)	(13)%
The provision for income taxes was $0.8 million for the three months ended June 30, 2025 compared to $1.0 million for the three months ended June 30, 2024. The decrease in our income tax expense was due to a change in the forecasted geographic mix of worldwide earnings which are taxed at different statutory tax rates, the impact of losses in jurisdictions which have full valuation allowances, and changes in current year foreign withholding taxes. Foreign withholding taxes are generally assessed on gross revenue generated, rather than pre-tax income, in certain countries in which the Company does not file an income tax return.
On July 4, 2025, the U.S. enacted a budget reconciliation package commonly referred to as the One Big Beautiful Bill Act of 2025 (OBBBA), which contains a broad range of tax reform provisions affecting businesses, including the permanent reinstatement of bonus depreciation on qualified property and full expensing of domestic research and experimental expenditures. We are currently evaluating the full effects of the legislation on our consolidated financial statements. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2025 and 2024
Revenue

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Licensing, support and maintenance	$30,423	$25,292	$5,131	20%
Variable royalties	2,569	1,789	780	44%
Other	42	441	(399)	(90)%
Total	$33,034	$27,522	$5,512	20%
Revenue from licensing, support and maintenance increased by $5.1 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase in revenue from licensing, support and maintenance was primarily due to new license arrangements with existing customers, and the addition of new customers. Growth in our variable royalty revenue was primarily due to an increase in product sales of certain existing customers, and the addition of new customers. Other revenue decreased primarily due to revenue from professional services that was recognized during the six months ended June 30, 2024, which did not repeat during the six months ended June 30, 2025.
Cost of revenue

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Cost of revenue	$3,268	$2,926	$342	12%
Cost of revenue increased by $0.3 million, or 12%, to $3.3 million for the six months ended June 30, 2025 from $2.9 million for the six months ended June 30, 2024. The increase in cost of revenue was primarily due to higher FAE employee-related expenses.
Operating expenses

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Research and development	$24,033	$21,552	$2,481	12%
Sales and marketing	12,864	10,469	2,395	23%
General and administrative	8,825	9,150	(325)	(4)%
Total operating expenses	$45,722	$41,171	$4,551	11%
Research and development expenses
R&D expenses increased by $2.5 million, or 12%, to $24.0 million for the six months ended June 30, 2025 from $21.6 million for the six months ended June 30, 2024. The increase in R&D expenses was due to higher employee-related costs of $1.8 million, mainly driven by increased headcount to support growth of our business, including stock-based compensation expense. We also incurred higher professional fees of $0.3 million and received lower grants of $0.2 million by our subsidiary in France for R&D projects.
Sales and marketing expenses
S&M expenses increased by $2.4 million or 23%, to $12.9 million for the six months ended June 30, 2025 from $10.5 million for the six months ended June 30, 2024. The increase in S&M expenses was primarily due to higher employee-related costs of $2.1 million mainly driven by increased headcount to support growth of our business, including stock-based compensation expense.

General and administrative expenses
G&A expenses remained relatively flat for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Interest expense

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Interest expense	$(90)	$(144)	$54	(38)%
Interest expense remained relatively flat for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Other income (expense), net

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Other income (expense), net	$1,504	$1,801	$(297)	(16)%
Other income (expense), net decreased by $0.3 million, or 16%, to $1.5 million for the six months ended June 30, 2025, from $1.8 million for the six months ended June 30, 2024. The decrease in interest and other income (expense), net was primarily related to foreign currency exchange, as well as lower interest rates on cash balances and lower interest income earned on our available-for-sale investments.
Loss from equity method investment

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Loss from equity method investment	$1,595	$1,484	$111	7%
Loss from equity method investment remained relatively flat for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Such losses are expected to continue in the near future. Transchip's ability to continue its operations is dependent upon raising additional capital, which it is currently expected to be able to raise. If adequate funding is not obtained, an impairment charge may be recorded.
Provision for income taxes

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Provision for income taxes	$1,114	$1,345	$(231)	(17)%
Provision for income taxes for the six months ended June 30, 2025 was $1.1 million, compared to $1.3 million for the six months ended June 30, 2024. The decrease in our income tax expense was due to a change in the forecasted geographic mix of worldwide earnings which are taxed at different statutory tax rates, the impact of losses in jurisdictions which have full valuation allowances, and changes in current year foreign withholding taxes. Foreign withholding taxes are generally assessed on gross revenue generated, rather than pre-tax income, in certain countries in which the Company does not file an income tax return.

On July 4, 2025, the U.S. enacted a budget reconciliation package commonly referred to as the OBBBA, which contains a broad range of tax reform provisions affecting businesses, including the permanent reinstatement of bonus depreciation on qualified property and full expensing of domestic research and experimental expenditures. We are currently evaluating the full effects of the legislation on our consolidated financial statements. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025.
Liquidity and Capital Resources
Since inception, we have financed operations primarily from payments received from our customers, the net proceeds from the sale of our common stock in the IPO as well as the net proceeds from the private issuance of our convertible preferred stock and common stock. As of June 30, 2025, we had $38.0 million in cash and cash equivalents and short-term investments of which $1.8 million was held by our foreign subsidiaries. In addition, as of June 30, 2025, we also had $15.9 million in long-term investments.
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
Cash Flows
The following table summarizes changes in our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$375	$788
Net cash provided by investing activities	$584	$7,545
Net cash provided by financing activities	$1,456	$99
Operating Activities
Cash flows from operating activities may vary significantly from period to period depending on a variety of factors including the timing of our receipts and payments. Our ongoing cash outflows from operating activities primarily relate to payroll-related costs, payments for professional services, and obligations under our property leases. Our primary source of cash inflows is receipts from our customers. The timing of receipts of accounts receivable from customers is based upon the completion of agreed milestones or agreed dates as set forth in the contracts.
For the six months ended June 30, 2025, net cash provided by operating activities was $0.4 million, primarily due to our net loss of $17.3 million, adjusted for non-cash charges of $11.7 million and $6.0 million changes in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $8.8 million, depreciation and amortization of $1.7 million, and loss from our equity method investment of $1.6 million, partially offset by amortization of deferred income of $0.6 million and net accretion of discounts on available-for-sale securities of $0.2 million. The drivers of the changes in operating assets and liabilities were a $6.3 million increase in deferred revenue, a $1.9 million decrease in accounts receivable, and a $0.3 million increase in accounts payable, partially offset by a $2.3 million increase in prepaid expense and other assets and a $0.3 million decrease in accrued expenses and other liabilities.

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
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2025 was $0.6 million, primarily attributable to proceeds from maturities of available-for-sale securities, partially offset by purchases of available-for-sale securities and property and equipment.
Net cash provided by investing activities for the six months ended June 30, 2024 was $7.5 million, primarily attributable to proceeds from maturities of available-for-sale securities and certificate of deposit, partially offset by purchases of available-for-sale securities and property and equipment.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 was $1.5 million, primarily attributable proceeds from exercise of stock options and employee stock purchase plan, primarily offset by principal payments under vendor financing arrangements.
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
Risk Factors Summary
This risk factor summary contains a high-level summary of risks associated with our business. It does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this summary. The principal risks and uncertainties affecting our business includes, but is not limited to, the following:
■We face significant competition from larger companies and third-party providers that may deploy their resources so they can develop their IP solutions internally.
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
■If we fail to offer high-quality products and support, our reputation could suffer.

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
■The potential effects of geopolitical conflicts, such as the military conflict between Russia and Ukraine and the conflict in Iran and Israel, including retaliatory, military and regulatory actions, or other actions that escalate tensions, including with respect to the conflict in Israel, actions involving Iran and other groups in the Middle East, on our customers’ engineering resources, design schedules, purchasing, development, sales and innovation responses and trends in response to such conflicts. Specifically, the conflict in Israel and Gaza continues to result in an uncertain business and investment environment in the region. Many companies in the affected regions, particularly small to medium enterprises, are experiencing extended challenges raising money leading to cutbacks and project delays.
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
We have incurred net losses in certain periods historically. We incurred a net loss of $9.1 million and $8.3 million for the three months ended June 30, 2025 and 2024, respectively, and $17.3 million and $17.7 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $154.1 million. We have spent significant funds on organizational and start-up activities, to recruit engineers and other employees and to support our research and development. The net losses we incur may fluctuate significantly from quarter to quarter and may increase as a result of geopolitical and market fluctuations, inflation, economic slowdown and/or recessionary pressures and other global economic factors.
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
■The effects of catastrophic and other disruptive events at our customers’ and/or end customers’ offices or facilities including, but not limited to, natural disasters, telecommunications failures, cyber-attacks, terrorist attacks, regional wars or conflicts, pandemics, epidemics or other outbreaks of infectious disease, breaches of security or loss of critical data.
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
Any slowdown in the growth of these end markets, or the emergence of economic instability in these end markets, could harm our business. For example, a significant element of our growth strategy depends on the increasing adoption of vehicles with more sophisticated automated driving, which will likely require more complex SoCs. If anticipated demand in the end market for these vehicles does not materialize, whether due to consumer demand not materializing, regulatory interventions delaying the deployment of automated driving, or the emergence of economic instability in end markets arising from factors such as inflationary trends, deteriorating purchasing power, trade or supply chain disruptions and regional and/or worldwide chip shortages or excess supply, demand fluctuations, unemployment spikes, labor shortages or end market reactions to regional or global geopolitical uncertainties, wars or conflicts, or other factors beyond our control, it would adversely affect demand for our products from customers and royalty revenue and impact our ability to execute our growth strategy.
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
■Delay in the ramp-up of volume production of the customers’ products into which our solutions are designed.
■Delay or cancellation of the customers’ product development plans.
■Market or competitive pressures to reduce the selling price of the customers’ end-products.
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
Product errors or defects could expose us to liability and harm our reputation, and we could lose market share.
Software products frequently contain errors or defects, especially when first introduced, when new versions are released, or when integrated with technologies developed by acquired companies. Product errors, including those resulting from third-party suppliers, could negatively affect the performance or interoperability of our IP interconnect and SoC Integration Automation software solutions, could delay the development or release of new solutions or new versions and could adversely affect market acceptance or perception of our technology. In addition, any allegations of quality issues resulting from use of our IP interconnect and other solutions or semiconductor design efficiency issues resulting from our solutions could, even if untrue, adversely affect our reputation and our customers’ willingness to license our technology. Any such errors or delays in releasing new products or new versions of products or allegations of unsatisfactory performance could cause us to lose customers, increase our service costs, subject us to liability for damages and divert our resources from other tasks, any one of which could harm our business and operating results.
If we fail to offer high-quality products and support, our reputation could suffer.
Interconnect IP and SoC Integration Automation software technology is complex and rapidly changing, and the quality of the products and our ability to provide timely and effective support is critical for the successful deployment of our IP in our customers’ designs. We maintain a team of corporate and field application engineers in our global support organization. High-quality, well-trained support is important for customer retention. The importance of our support function has increased as we expand our business in chiplets and multi-die applications to meet the needs of the market and appeal to new customers. If we do not or cannot help our customers quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our offerings to existing and new customers could suffer, and our reputation with existing or potential customers could suffer.
Our dependence on international customers and operations also subjects us to a range of other additional regulatory, operational, financial, and political risks that could adversely affect our financial results.
We derived 62.3% of our revenue for the year ended December 31, 2024 from sales to customers outside of the United States. In particular, we derived 29.2% of our revenue for the year ended December 31, 2024 from customers located in China. For the six months ended June 30, 2025, 59.9% of our revenue was derived from sales to customers outside of the United States and 25.0% of our revenue was derived from customers located in China. We expect our revenue from China to decrease due to the applicable U.S. government trade restrictions. As a result, the economic, political, legal and social conditions in China could harm our business. In addition, we have offices globally with our sales and research and development being conducted in offices located in the San Francisco Bay Area, Texas, France, Poland, China, South Korea, and Japan. Moreover, conducting business outside the United States subjects us to a number of additional risks and challenges, including:
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
■Changes in diplomatic and trade relationships and uncertainties around the current U.S. administration’s policies, including tariffs and reciprocal tariffs, create a highly unpredictable and volatile business environment, a potential increased likelihood of recession, potential slowdown in capital markets, and potential impacts to the valuation of the U.S. dollar and other currencies.
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
■Trends such as global and regional inflation, supply shortages and supply chain disruptions, geopolitical tensions, wars or conflicts and retaliatory actions and regulations affecting or relating to regions such as but not limited to Ukraine, Russia, Eastern Europe, Israel and Iran and the Middle East, or in the Greater China region, may lead to the deterioration of our immediate customers’ and/or end market customers’ ability and/or willingness to purchase, use, develop, market or sell products or solutions that incorporate or are made while using our products.

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
Downturns or volatility in general economic conditions, including because of geopolitical and macroeconomic conditions in the countries in which we conduct business, could harm our business.
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

Changes in legislation and regulation in the United States and other countries, including new and revised trade policies and the imposition of tariffs, may adversely impact our business, results of operations and financial condition.
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
The semiconductor industry is highly cyclical and is prone to significant downturns from time to time. Cyclical downturns can result from a variety of market forces including constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles, geopolitical tensions and wide fluctuations in product supply and demand, all of which can result in significant declines in semiconductor demand. We have experienced downturns in the past and may experience such downturns in the future, including the potential likelihood of a recession. For example, the industry experienced a significant downturn in connection with the global recession in 2008, and further downturns in 2020 and 2022, which were prolonged as a result of the economic impact of the COVID-19 pandemic. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. In the past several years, downturns in the semiconductor industry have been attributed to a variety of factors, including the COVID-19 pandemic, ongoing trade disputes among the United States and other countries including China, resulting in weakness in demand and pricing for semiconductors across applications and excess inventory.
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
The semiconductor industry has also faced significant global supply chain issues as a result of the impact both on demand for devices as well as the increasing demand for semiconductors in consumer devices, automobiles and artificial intelligence, which together have resulted in the inability of fabrication plants to produce sufficient quantities of chips to meet demand, supply chain shortages and other disruptions. Numerous factors, including any further trade tensions and escalating countermeasures between the United States and China, as well as any revisions to U.S. regulations governing the export of certain semiconductor related hardware and software to China announced by the U.S. Department of Commerce’s Bureau of Industry and Security (BIS) on October 7, 2022 as subsequently further amended, and any geopolitical changes in China-Taiwan relations may prolong or deepen these challenges faced by the industry.
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
The development and use of generative artificial intelligence, and the failure to use generative artificial intelligence, present risks and challenges that may negatively impact our business.
We are engaged in a competitive segment of the global semiconductor industry, and our success may require the adoption of new and emerging technologies, such as generative artificial intelligence (GenAI). Failure to adapt to a rapidly-changing technological environment could result in negative impacts to our business. While these technologies present significant benefits, there can be no assurance that the use or implementation of these GenAI technologies will enhance our products or services; they may accelerate or exacerbate potential risks to us. These risks include the possibility of malfunctioning, producing biased or inaccurate results, ethical concerns, privacy violations, or failing to meet performance expectations. The development of AI technologies is complex, and there are technical challenges associated with achieving the desired level of accuracy, efficiency, and reliability. Furthermore, there is a risk of system failures, disruptions, or vulnerabilities that could compromise the integrity, security, or privacy of data inputs or the generated content. These limitations or failures could result in reputational harm, legal liabilities, or loss of consumer, customer, employee or business partner confidence.
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
Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. Our gross margins and financial results will suffer if we are unable to offset reductions in our average selling prices by reducing our costs, developing new or enhanced products or solutions on a timely basis with higher selling prices or gross margins, or increasing our sales volumes. In addition, there is significant pressure to maintain low royalty rates in certain markets where the end product may have a low average sales price, such as many consumer electronics products. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products on future or renewal agreements be lower than our historic royalty rates. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates on future or renewal agreements as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for the use of our technology could decrease with new or renewed customers, thereby decreasing future anticipated revenue and cash flow. Variable royalty revenue was 7.8% of our revenue for six months ended June 30, 2025. Therefore, a significant decrease in our royalty revenue could materially adversely affect our operating results.
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
We have operations and assets in the United States as well as foreign jurisdictions, and we prepare our consolidated financial statements in U.S. dollars, but a portion of our earnings and expenditures are denominated in other currencies. We therefore must translate our foreign assets, liabilities, revenue and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar may negatively affect the value of these items in our financial statements.
In addition, since many of our sales in foreign jurisdictions are denominated in U.S. dollars, fluctuations in the value of foreign currencies relative to the U.S. dollar may effectively increase the price of our products in the currency of the jurisdiction in which the sale took place and may result in our products becoming too expensive for non-U.S. customers who do not conduct their business in U.S. dollars. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations. If the volume of our international operations increases and foreign currency exchange rates changes, the impact to our consolidated statements of operations could be significant and may affect the comparability of operating results. The impact from foreign currency exchange for the six months ended June 30, 2025, was immaterial. We do not believe a 10% increase or decrease in foreign exchange rates would have resulted in a material impact to our operating results. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in the value of our net foreign currency investment, and our business may be harmed.
In particular, in light of the ongoing changes in government trade policies, including the imposition of additional tariffs, military conflict between Russia and Ukraine, the conflict in Israel and Iran, and the tensions between the United States, the European Union, other European countries, with Russia, any resulting material change to the valuation of the U.S. dollar, the Euro or other currency relative to the U.S. dollar could adversely impact our operating results.
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
In addition, we recruit from a limited pool of engineers with expertise in SoC design and the competition for such personnel can be intense. The loss of one or more of our executive officers or other key personnel, the loss of access to certain jurisdictions in the event of geopolitical conflict or changes in regulatory frameworks, or our inability to locate suitable or qualified replacements could be significantly detrimental to our product development efforts and could harm our business. We may experience disruptions in our research and development efforts resulting from the inability to hire qualified engineers globally including from the Middle East due to the Israel conflict and escalating conflicts and tensions in the Middle East, particularly with Iran. In addition, we must attract and retain highly qualified personnel, including certain foreign nationals who are not U.S. citizens or permanent residents, many of whom are highly skilled and constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these employees and their ability to remain and work in the United States are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies. Changes in immigration laws, executive orders and regulations or procedures may adversely affect our ability to hire or retain such workers, increase our operating expenses and negatively impact our ability to deliver our products and services, any of which would harm our business.
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
We seek to protect our proprietary technology and innovations, particularly those relating to the design of our products, through patents, trade secrets and other intellectual property rights. As of June 30, 2025, we had 245 total allowed or issued patents, pending patent applications and non-expired provisional patent applications worldwide. Of these, we had 108 allowed or issued patents, 85 are U.S. allowed or issued patents, 10 are China allowed or issued patents, five are South Korea issued patents, four are Europe issued patents, two are U.K. issued patents and two are Japan issued patents. The 108 allowed or issued patents generally expire between July 2035 and July 2043. As of June 30, 2025, we had 137 pending non-provisional and provisional patent application filings, including 56 in the United States, 30 in Europe, 25 in China, 13 in South Korea and 13 in Japan. Maintenance of patent portfolios, particularly outside of the United States, is expensive, and the process of seeking patent protection is lengthy and costly. While we intend to maintain our current portfolio of patents and to continue to prosecute our currently pending patent applications and file future patent applications when appropriate, the value of these actions may not exceed their expense. Existing patents and those that may be issued from any pending or future applications may be subject to challenges, invalidation or circumvention, and the rights granted under our patents may not provide us with meaningful protection or any commercial advantage. In addition, the protection afforded under the patent laws of one country may not be the same as that in other countries. This means, for example, that our right to exclusively commercialize a product in those countries where we have patent rights for that product can vary on a country-by-country basis. We also may not have the same scope of patent protection in every country where we do business.
Additionally, it is difficult and costly to monitor the use of our intellectual property. For example, we continue to invest in methods, tools and infrastructure for infusing GenAI capabilities into our operations and into our offerings. While these technologies present significant benefits, use of GenAI tools could expose us to risks of unauthorized use and wide dissemination of our intellectual property by unknown or unauthorized recipients.
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
To the same extent that we seek to protect our technology and inventions with patents, trade secrets and other intellectual property rights, our competitors and other third parties do the same for their technology and inventions. We have no means of knowing the content of patent applications filed by third parties until they are published. It is also difficult and costly to continuously monitor the intellectual property portfolios of our competitors to ensure our technologies do not violate the intellectual property rights of any third parties. In addition, we may have little or no insight into and no control over the content and materials used by vendors to train GenAI tools. Our use of such tools may inadvertently violate a third party’s rights, be non-compliant with the applicable terms of use or our other legal obligations, or result in a security or privacy risk or data leakage.

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
If a third-party, GenAI or open source content causes us to discontinue the use of any of our technologies, we could be required to design around those technologies. This could be costly and time-consuming and could have an adverse impact on our financial results. Any significant impairments of our intellectual property rights from any litigation we face could harm our business and our ability to compete in our industry.

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
In any potential dispute involving our patents copyrights, trademarks, open source or AI content, or other intellectual property, our customers could also become the target of litigation. Some of our agreements, including those with key customers like Texas Instruments Incorporated and Samsung Electronics Co., Ltd., have historically provided for indemnification, and some require us to provide technical support and information to a customer that is involved in litigation involving use of our technology. In addition, we may be exposed to indemnification obligations, risks and liabilities that were unknown at the time that we acquired assets or businesses for our operations. Any of these indemnification and support obligations could result in substantial and material expenses. In addition to the time and expense required for us to indemnify or supply such support to our customers, a customer’s development, marketing and sales of licensed semiconductors, mobile communications and data security technologies could be severely disrupted or shut down as a result of litigation, which in turn could severely harm our business as a result of lower or no royalty payments.
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
We are subject to data protection, AI, and privacy and security laws, regulations, standards and other requirements across different markets where we conduct our business. Our actual or perceived failure to comply with such obligations could harm our business.
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

As part of our business, we collect personal data, and other potentially sensitive and/or regulated data from our customers. In the United States, numerous federal and state laws and regulations, including data breach notification laws, data privacy and security laws, and consumer protection laws and regulations govern the collection, use, disclosure, protection and other processing of personal information. For example, the CCPA requires covered companies to, among other things, provide certain disclosures to California consumers about use of personal information, and affords such consumers privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. The California Privacy Rights Act (CPRA) passed in California significantly amended the CCPA and imposed additional data protection obligations on covered businesses, including additional consumer rights, new cybersecurity audit requirements for businesses whose processing of personal information presents significant risk to consumer’s privacy or security, and opt outs for certain uses of sensitive personal information. As part of the CPRA, a new California Privacy Protection Agency is authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required, including as the California Privacy Protection Agency continues to issue regulations. Further, several other states have passed state privacy laws. These state privacy laws may increase our compliance costs and potential liability, and could harm our business, including how we use personal information. A number of other proposals exist for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and harm our business.
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
We are also subject to European Union rules with respect to cross-border transfers of personal data out of the EEA and the U.K. In July 2020, the Court of Justice of the EU (CJEU) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (SCCs). In March 2022, the US and EU announced the EU-U.S. DPF after determining that the additional safeguards included in Executive Order 14086 signed by former President Biden on October 7, 2022, provide an adequate level of protection for personal data transferred from the European Union. The adequacy decision allows the EU-U.S. DPF to facilitate the transfer of data from Europe to the United States. We currently rely on the SCCs to transfer personal data outside the EEA and the U.K., including to the United States. As supervisory authorities issue further guidance on personal data export mechanisms, we could suffer additional costs, complaints and/or regulatory investigations or fines.

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
Assertions by third parties of infringement or other violation by us of their intellectual property rights could harm our business.
Third parties may assert that we have infringed, misappropriated, or otherwise violated their copyrights, patents, and other intellectual property rights, particularly as new technologies such as GenAI impact the industries in which we operate. We may experience brand or reputational harm, competitive harm or legal liability if we do not have sufficient rights to use the output of GenAI or open source content, or the data or other material or content on which these rely. In addition, we may incur liability through the breach of third-party intellectual property licenses or contracts to which we are a party, and violations of applicable laws and regulations. For example, there is uncertainty in the U.S. courts as to how AI technologies affect IP ownership, including copyright protections, which may expose us or our customers to claims of copyright infringement or misappropriation.

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
For the six months ended June 30, 2025, we derived 25.0% of our revenue from customers located in China. As a result, the economic, political, legal and social conditions in China could harm our business. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the IP we develop or license in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. We have observed sustained reports of intellectual property theft and misappropriation in China.
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
Additionally, on October 7, 2022, BIS issued export controls related to the Chinese semiconductor manufacturing, advanced computing, and supercomputer industries. These export controls impose broad end-use and other restrictions on facilities in China that develop or produce semiconductor chips or manufacturing equipment and may impact our ability to license or support our products to entities in or doing business with certain advanced AI or “supercomputer” design companies, foundries and manufacturers of assemblies and components in China. On October 17, 2023, BIS issued regulations amending the October 7, 2022, export controls governing the export of certain semiconductor-related hardware and software to China. On December 2, 2024, BIS further expanded export controls on certain advanced semiconductors that can be used in advanced weapon systems and in AI and advanced computing products. These restrictions, and any subsequent restrictions, may have an adverse effect on our business, results of operations, or financial condition and we may no longer be able to license or support our products to certain companies in China. Furthermore, increased restrictions on China exports may lead to regulatory retaliation by the Chinese government and possibly further escalate geopolitical tensions, and any such scenarios may adversely impact our business. It is difficult to predict what further trade-related actions governments may take, whether the current U.S. presidential administration may impact such tensions, the extent to which we may be able to mitigate the effects of any trade-related actions, and the longer-term implications of trade-related actions on the market opportunities for us. The prospect of future export controls that are implemented in a similar manner may continue to have an ongoing impact on our business, results of operation, or financial conditions.
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

The occurrence of one or more of the above risks, or any other negative events, could adversely impact our joint ventures or similar investments including our investment in Transchip and we may be required to incur significant impairment charges.
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

Furthermore, the stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance. These and other factors may cause the market price and demand for our common stock to fluctuate significantly, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our core business operations.
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
If equity research analysts or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our common stock adversely, our stock price and trading volume could decline.
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
If our existing stockholders, including current or former employees sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of June 30, 2025, we had approximately 42,592,418 shares of common stock outstanding.
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

K. Charles Janac, our President, Chief Executive Officer and Chairman, beneficially owns a significant percentage of our common stock and will be able to exert significant control over matters subject to stockholder approval.
As of June 30, 2025, K. Charles Janac, our President, Chief Executive Officer and Chairman, held voting power over approximately 22.2% of our outstanding voting stock. Therefore, this stockholder will have the ability to influence us through this ownership position. For example, this stockholder may be able to exercise significant influence over elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise could dilute the ownership and voting power of our other stockholders.
We have 300,000,000 shares of common stock authorized as of June 30, 2025. In addition, our Certificate of Incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our Certificate of Incorporation authorizes us to issue shares of common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock from time to time, for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, an acquisition, an investment, our stock incentive plans or otherwise. Such additional shares of our common stock or such other securities may be issued at a discount to the market price of our common stock at the time of issuance. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. As discussed below, the potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock. Any issuance of such securities could result in substantial dilution to our existing stockholders and cause the market price of shares of our common stock to decline.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 plans:
On June 3, 2025, Paul Alpern, Vice President and General Counsel, terminated a Rule 10b5-1 trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 115,533 shares of the Company’s common stock until August 31, 2026.
On June 5, 2025, Paul Alpern, Vice President and General Counsel, adopted a modified Rule 10b5-1 trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 114,151 shares of the Company’s common stock until August 31, 2026.
On June 4, 2025, Nicholas B. Hawkins, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 97,092 shares of the Company’s common stock until August 31, 2026.
On June 10, 2025, Antonio Viana, Director, as the trustee of Viana Family Trust, adopted a Rule 10b5-1 trading arrangement of Viana Family Trust that was intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 219,589 shares of the Company’s common stock until September 30, 2025.

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

Date: August 5, 2025

Arteris, Inc.

By:	/s/ K. Charles Janac
Name:	K. Charles Janac
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nicholas B. Hawkins
Name:	Nicholas B. Hawkins
Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)