Form 10-Q
period 2025-09-30
Arteris, Inc.
filed 2025-11-04
CIK 1667011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of October 28, 2025, there were 43,683,773 shares of the registrant’s common stock outstanding.

Part I - Financial Information
Item 1. Financial Statements
Arteris, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	As of
	September 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$17,417	$13,684
Short-term investments (Note 5)	21,567	30,157
Accounts receivable, net of allowance of $123 and $131 as of September 30, 2025 and December 31, 2024, respectively	16,480	20,608
Prepaid expenses and other current assets	5,566	4,634
Total current assets	61,030	69,083
Property and equipment, net	4,461	4,019
Long-term investments (Note 5)	17,237	8,504
Equity method investment	3,723	5,802
Operating lease right-of-use assets	4,195	3,838
Intangibles, net	2,361	3,024
Goodwill	4,178	4,178
Other assets	10,552	7,687
TOTAL ASSETS	$107,737	$106,135
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$517	$539
Accrued expenses and other current liabilities	17,212	15,899
Operating lease liabilities, current	1,186	917
Deferred revenue, current	46,243	40,445
Vendor financing arrangements, current	1,614	1,482
Total current liabilities	66,772	59,282
Deferred revenue, noncurrent	39,629	35,177
Operating lease liabilities, noncurrent	3,431	2,998
Vendor financing arrangements, noncurrent	624	594
Deferred income, noncurrent	6,749	7,631
Other liabilities	1,981	1,641
Total liabilities	119,186	107,323
Commitments and contingencies (Note 10)
Stockholders' deficit:
Preferred stock, par value of $0.001 - 10,000,000 shares authorized and no shares issued and outstanding as of both September 30, 2025 and December 31, 2024	—	—
Common stock, par value of $0.001 - 300,000,000 shares authorized as of both September 30, 2025 and December 31, 2024; 43,584,272 and 40,724,936 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	43	40
Additional paid-in capital	151,377	135,522
Accumulated other comprehensive income	258	135
Accumulated deficit	(163,127)	(136,885)
Total stockholders' deficit	(11,449)	(1,188)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$107,737	$106,135
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue
Licensing, support and maintenance	$15,896	$13,507	$46,319	$38,799
Variable royalties and other	1,512	1,206	4,123	3,436
Total revenue	17,408	14,713	50,442	42,235
Cost of revenue	1,766	1,461	5,034	4,387
Gross profit	15,642	13,252	45,408	37,848
Operating expenses:
Research and development	12,648	11,923	36,681	33,475
Sales and marketing	6,850	4,962	19,714	15,431
General and administrative	4,858	4,286	13,683	13,436
Total operating expenses	24,356	21,171	70,078	62,342
Loss from operations	(8,714)	(7,919)	(24,670)	(24,494)
Interest expense	(49)	(55)	(139)	(199)
Other income (expense), net	636	775	2,140	2,576
Loss before income taxes and loss from equity method investment	(8,127)	(7,199)	(22,669)	(22,117)
Loss from equity method investment, net of tax	484	580	2,079	2,064
Provision for (benefit from) income taxes	380	(92)	1,494	1,253
Net loss	$(8,991)	$(7,687)	$(26,242)	$(25,434)

Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.20)	$(0.63)	$(0.66)
Weighted-average shares used in computing per share amounts, basic and diluted	42,743,518	39,295,743	41,812,256	38,496,838
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net loss	$(8,991)	$(7,687)	$(26,242)	$(25,434)
Other comprehensive loss:
Unrealized pension actuarial gain	—	—	78	—
Unrealized gains on available-for-sale securities, net of tax	43	134	45	52
Comprehensive loss	$(8,948)	$(7,553)	$(26,119)	$(25,382)
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Stockholders' (Deficit) Equity
(In thousands, except share data)
(Unaudited)

	Stockholders’ Deficit
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—June 30, 2025	42,592,418	$42	$146,350	$215	$(154,136)	$(7,529)
Issuance of common stock upon exercise of stock options	32,012	—	72	—	—	72
Issuance of common stock for settlement of Restricted Stock Units (RSUs)	959,842	1	(1)	—	—	—
Stock-based compensation expense	—	—	4,956	—	—	4,956
Unrealized gains on available-for-sale securities, net of tax	—	—	—	43	—	43
Net loss	—	—	—	—	(8,991)	(8,991)
BALANCE—September 30, 2025	43,584,272	$43	$151,377	$258	$(163,127)	$(11,449)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—June 30, 2024	39,193,088	$39	$126,192	$38	$(120,994)	$5,275
Issuance of common stock upon exercise of stock options	125,978	—	119	—	—	119
Issuance of common stock for settlement of RSUs	808,410	1	(1)	—	—	—
Stock-based compensation expense	—	—	4,368	—	—	4,368
Unrealized gains on available-for-sale securities, net of tax	—	—	—	134	—	134
Net loss	—	—	—	—	(7,687)	(7,687)
BALANCE—September 30, 2024	40,127,476	$40	$130,678	$172	$(128,681)	$2,209
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Stockholders' (Deficit) Equity
(In thousands, except share data)
(Unaudited)

	Stockholders’ Deficit
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—December 31, 2024	40,724,936	$40	$135,522	$135	$(136,885)	$(1,188)
Issuance of common stock upon exercise of stock options	659,065	1	1,523	—	—	1,524
Issuance of common stock for settlement of RSUs	2,111,603	2	(2)	—	—	—
Issuance of common stock under ESPP	88,668	—	535	—	—	535
Stock-based compensation expense	—	—	13,799	—	—	13,799
Unrealized gains on available-for-sale securities, net of tax	—	—	—	45	—	45
Unrealized pension actuarial gain	—	—	—	78	—	78
Net loss	—	—	—	—	(26,242)	(26,242)
BALANCE—September 30, 2025	43,584,272	$43	$151,377	$258	$(163,127)	$(11,449)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—December 31, 2023	37,518,583	$37	$118,193	$120	$(103,247)	$15,103
Issuance of common stock upon exercise of stock options	660,648	1	702	—	—	703
Issuance of common stock for settlement of RSUs	1,948,245	2	(2)	—	—	—
Stock-based compensation expense	—	—	11,785	—	—	11,785
Unrealized gains on available-for-sale securities, net of tax	—	—	—	52	—	52
Net loss	—	—	—	—	(25,434)	(25,434)
BALANCE—September 30, 2024	40,127,476	$40	$130,678	$172	$(128,681)	$2,209
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,242)	$(25,434)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,532	2,474
Stock-based compensation	13,765	11,807
Amortization of deferred income	(882)	(885)
Loss from equity method investment	2,079	2,064
Net accretion of discounts on available-for-sale securities	(306)	(522)
Other, net	390	124
Changes in operating assets and liabilities:
Accounts receivable, net	4,128	3,288
Prepaid expenses and other assets	(3,740)	(1,249)
Accounts payable	(77)	(43)
Accrued expenses and other liabilities	1,666	1,494
Deferred revenue	10,250	8,793
Net cash provided by operating activities	3,563	1,911
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,254)	(274)
Purchases of available-for-sale securities	(25,308)	(25,997)
Proceeds from maturities of available-for-sale securities and other	25,515	29,169
Net cash (used in) provided by investing activities	(1,047)	2,898
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under vendor financing arrangements	(882)	(1,438)
Proceeds from exercise of stock options	1,523	703
Proceeds from employee stock purchase plan	535	—
Other financing activities	99	59
Net cash provided by (used in) financing activities	1,275	(676)
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,791	4,133
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	14,072	14,084
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$17,863	$18,217

Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$17,417	$17,829
Restricted cash, current	97	—
Restricted cash, noncurrent	349	388
Cash, cash equivalents and restricted cash at end of period	$17,863	$18,217

Noncash activities:
Purchase of property and equipment through vendor financing	$1,738	$—
Operating lease right-of-use assets, exchanged for lease obligations	$1,151	$464
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
The operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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

Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. The Company’s cash equivalents include deposits in money market accounts which were unrestricted as to withdrawal or use and are stated at fair value. As of September 30, 2025, cash and cash equivalents consisted primarily of checking, savings, money market accounts and highly liquid investments with original maturities of three months or less. Interest earned on cash and cash equivalents is included in other income (expense), net in the unaudited consolidated statements of operations.
As of both September 30, 2025 and December 31, 2024, the Company’s restricted cash balance was $0.4 million, primarily related to a letter of credit for its facility lease agreement and collateralized cash for corporate credit cards. Restricted cash, current is included in prepaid expenses and other current assets and restricted cash, noncurrent is included in other assets on the consolidated balance sheets.
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
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	As of
	September 30, 2025	December 31, 2024
Customer A	13%	14%
Customer B	12%	—%
Customer C	*	22%
Customer D	—%	19%
* Customer accounted for less than 10% of total accounts receivable at period end.
Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	13%	15%	13%	15%
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB), issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-09 will result in additional disclosures and does not have a significant impact on the Company’s annual consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software which eliminates accounting consideration of software project development stages and clarifies the threshold applied to begin capitalizing costs. This ASU is effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual period. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326), which provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and contract assets. This ASU is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires incremental disclosures to disaggregate certain income statement expense line items on an annual and interim basis. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting these ASUs on its consolidated financial statements and disclosures.
3.    REVENUE
Disaggregated Revenue
The following table shows revenue by product and services groups (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Licensing, support and maintenance	$15,896	$13,507	$46,319	$38,799
Variable royalties	1,505	1,176	4,074	2,965
Other	7	30	49	471
Total	$17,408	$14,713	$50,442	$42,235
Contract Balances
The following table provides information about accounts receivable, net, contract assets and deferred revenue (in thousands):

	As of
	September 30, 2025	December 31, 2024
Accounts receivable, net	$16,480	$20,608
Contract assets, current portion	$—	$167
Deferred revenue	$85,872	$75,622
The Company recognized revenue of $13.6 million and $12.3 million for the three months ended September 30, 2025 and 2024, respectively, and $35.4 million and $28.9 million for the nine months ended September 30, 2025 and 2024, respectively, that was included in the deferred revenue balance at the beginning of the respective periods. Contract assets, current are included in prepaid expenses and other current assets on the consolidated balance sheets.

As of September 30, 2025, non-cancelable contracted but unsatisfied or partially satisfied performance obligations that have not yet been recognized were $101.1 million which include deferred revenue, amounts that will be invoiced and recognized as revenues in future periods and Flexible Spending Accounts (FSA) commitments, from customers where actual product selection and quantities of specific products are to be determined by customers at a future period. The Company expects to recognize $50.1 million of this balance over the next 12 months and the remainder thereafter. FSA commitments amounted to $7.2 million and $2.3 million as of September 30, 2025 and December 31, 2024, respectively. The Company has elected to exclude the potential future royalty receipts from these amounts.
Costs of Obtaining a Contract with a Customer
Incremental costs of obtaining a contract with a customer consist primarily of direct sales commissions incurred upon execution of the contract. These costs are capitalized and amortized over the license term. Total capitalized direct commission costs were as follows (in thousands):

	As of
	September 30, 2025	December 31, 2024
Short-term commission capitalized in prepaid expenses and other current assets	$2,489	$2,311
Long-term commission capitalized in other assets	1,970	1,789
Total	$4,459	$4,100
Amortization of capitalized sales commissions was $0.9 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively, and $2.6 million for both the nine months ended September 30, 2025 and 2024, and are included in sales and marketing expense in the unaudited condensed consolidated statements of operations.
4.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(8,991)	$(7,687)	$(26,242)	$(25,434)
Denominator:
Weighted-average shares outstanding, basic and diluted	42,743,518	39,295,743	41,812,256	38,496,838
Net loss per share, basic and diluted	$(0.21)	$(0.20)	$(0.63)	$(0.66)
Since the Company was in a loss position for all periods presented, the diluted earnings per share was equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.
The following table summarizes the potentially dilutive securities that were excluded from the calculation of diluted earnings per share because they would be anti-dilutive:

	As of
	September 30, 2025	September 30, 2024
Stock options	1,818,539	2,259,303
Restricted stock units	4,760,502	5,647,231
Restricted common shares issued for business combination	234,859	234,859
Shares committed under the 2021 ESPP	73,780	81,545
Total	6,887,680	8,222,938

5.    INVESTMENTS
The following tables summarize the fair value and amortized cost of the Company’s cash equivalents and available-for-sale securities by major security type (in thousands):

	As of September 30, 2025
	Amortized Cost	Unrealized Gains	Aggregate Fair Value
Assets:
Corporate bonds	$25,293	$60	$25,353
U.S. government agency securities	8,445	1	8,446
U.S. treasury securities	5,000	4	5,004
Money market funds	3,389	—	3,389
Commercial paper	999	—	999
Total financial assets	$43,126	$65	$43,191

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Aggregate Fair Value
Assets:
U.S. government agency securities	$18,730	$16	$18,746
U.S. treasury securities	11,752	1	11,753
Money market funds	10,410	—	10,410
Corporate bonds	8,157	5	8,162
Total financial assets	$49,049	$22	$49,071
The maturity dates of the Company’s investments are as follows (in thousands):

September 30, 2025
Less than one year	$25,954
1-2 years	17,237
Total	$43,191
As of September 30, 2025, securities with a fair-value of $2.1 million were in a continuous net unrealized loss position for more than 12 months, and the related losses were immaterial. As of December 31, 2024, there were no securities in a continuous net unrealized loss position for more than 12 months. As of both September 30, 2025 and December 31, 2024, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor does it foresee or project that it will be required to sell those investments before recovery of their amortized costs basis, which may be at maturity. Thus, as of both September 30, 2025 and December 31, 2024 no allowance for credit losses or impairment losses for the Company’s investments were recorded.
6.    FAIR VALUE MEASUREMENTS
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Equity method investments, and certain non-financial assets, such as intangible assets are remeasured at fair value only if an impairment or observable price adjustment is recognized in the current period.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include vendor financing arrangements. The carrying value of the vendor financing agreements was $2.2 million and $2.1 million as of September 30, 2025 and December 31, 2024, respectively. The Company’s vendor financing arrangements are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon the Company’s incremental borrowing rate. The estimated fair values of these financial instruments approximate their carrying values.

Financial Instruments Recorded at Fair Value on a Recurring Basis
The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of
	September 30, 2025
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$3,389	$—	$—	$3,389
Commercial paper	—	999	—	999
Total cash equivalents	3,389	999	—	4,388
Short-term investments:
Corporate bonds	—	9,116	—	9,116
U.S. government agency securities	—	7,446	—	7,446
U.S. treasury securities	—	5,004	—	5,004
Total short-term investments	—	21,566	—	21,566
Long-term investments:
Corporate bonds	—	16,237	—	16,237
U.S. government agency securities	—	1,000	—	1,000
Total long-term investments	—	17,237	—	17,237
Total financial assets	$3,389	$39,802	$—	$43,191

	As of
	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$10,410	$—	$—	$10,410
Total cash equivalents	10,410	—	—	10,410
Short-term investments:
Corporate bonds	—	5,542	—	5,542
U.S. government agency securities	—	14,850	—	14,850
U.S. treasury securities	—	9,765	—	9,765
Total short-term investments	—	30,157	—	30,157
Long-term investments:
Corporate bonds	—	2,620	—	2,620
U.S. treasury securities	—	1,988	—	1,988
U.S. government agency securities	—	3,896	—	3,896
Total long-term investments	—	8,504	—	8,504
Total financial assets	$10,410	$38,661	$—	$49,071
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

7.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets, net
Intangible assets, net consisted of the following as of September 30, 2025 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$3,590	$(2,314)	$1,276
Customer relationships	1,830	(916)	914
Trade name and other	200	(29)	171
Total intangibles	$5,620	$(3,259)	$2,361
Intangible assets, net consisted of the following as of December 31, 2024 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$3,590	$(1,835)	$1,755
Customer relationships	1,830	(744)	1,086
Trade name and other	200	(17)	183
Total intangibles	$5,620	$(2,596)	$3,024
Amortization expense of intangible assets was $0.3 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0.7 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively.
The expected future amortization expense of these intangible assets as of September 30, 2025 is as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2025	$193
2026	544
2027	527
2028	516
2029	340
Thereafter	91
Total future amortization expense	$2,211
Goodwill
As of both September 30, 2025 and December 31, 2024, goodwill was $4.2 million. No goodwill impairments were recorded during the three and nine months ended September 30, 2025 and 2024.
8.    LEASES
The Company leases its offices and data center hosting space at various locations under operating lease agreements expiring at various dates through 2034. Under the terms of these agreements, the Company also bears the costs for certain insurance, property tax, and maintenance. The terms of certain lease agreements provide for increasing rental payments at fixed intervals.
Total operating lease related costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$386	$319	$1,131	$965
Short-term lease cost	27	25	77	38
Total lease cost	$413	$344	$1,208	$1,003

The weighted-average remaining term of the Company’s operating leases was 4.0 years and 3.9 years as of September 30, 2025 and December 31, 2024, respectively. The weighted-average discount rate used to measure the present value of the operating lease liabilities was 10.0% as of both September 30, 2025 and December 31, 2024. Cash payments made related to operating lease liabilities were $0.4 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and $1.2 million and $0.8 million for the nine months ended September 30, 2025 and 2024, respectively.
Maturities of operating lease liabilities as of September 30, 2025 were as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2025	$376
2026	1,597
2027	1,528
2028	1,109
2029	411
Thereafter	596
Total undiscounted cash flows	5,617
Less: imputed interest	(1,000)
Present value of lease liabilities	$4,617

Operating lease liabilities, current	$1,186
Operating lease liabilities, noncurrent	3,431
Total lease liabilities	$4,617
9.    BORROWINGS
Vendor financing arrangements—The Company has various vendor financing arrangements with extended payment terms on the purchase of software licenses and equipment. In order to determine the present value of the commitments, the Company used an imputed interest rate of 10.0%, which is an estimate based on the Company’s collateralized borrowing rate.
Expected cash flows related to vendor financing arrangements as of September 30, 2025 were as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2025	$671
2026	1,240
2027	500
Total undiscounted cash flows	2,411
Less: Imputed interest	(173)
Present value of vendor financing arrangements	$2,238

Vendor financing arrangements, current	$1,614
Vendor financing arrangements, noncurrent	624
$2,238

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
The Company has incurred no actual payment obligations from these above-noted indemnification provisions and director and officer indemnity agreements for the three and nine months ended September 30, 2025 and 2024 and the unaudited condensed consolidated financial statements do not include liabilities for any potential indemnity-related obligations as of September 30, 2025 and December 31, 2024.
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
Significant judgment is required in both the determination of probability and determination as to whether a loss is reasonably estimable. Intellectual property claims are inherently unpredictable and may have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Due to the inherent uncertainties and complex technical issues arising from this or any intellectual property litigation, the Company cannot predict or guarantee any result of, and cannot reasonably estimate liability if any, or range of loss that could result from such intellectual property litigation. Future revisions to such estimates could materially impact the Company’s results.
In December 2022, the Company received notice of a complaint filed by Network System Technologies, LLC (NST) against the Company and another defendant in the semiconductor industry in the United States District Court for the Western District of Texas. Additional complaints were filed in the Eastern District of Texas against certain companies, including some customers of the Company. On September 4, 2024, the court in the Western District of Texas dismissed all claims against the Company without prejudice. The court will maintain jurisdiction solely for the purpose of enforcing discovery. As of September 30, 2025, no new claims against the Company in connection with this matter have been made, nor have any new customer indemnity claims been received. The Company will continue to monitor this matter.
The Company has no material contractual non-cancelable commitments as of both September 30, 2025 and December 31, 2024.
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
Stock Options
The aggregate intrinsic value of the options exercised for the nine months ended September 30, 2025 and 2024 was $3.3 million and $4.1 million, respectively. The total grant-date fair value of options vested was $0.5 million and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025, there was $1.9 million of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.9 years.
Restricted Stock Units and Awards
The following table summarizes the restricted stock unit activities under the 2016 Plan, the 2021 Plan and the 2022 Inducement Plan:

	Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested—December 31, 2024	5,225,948	$7.00
Granted	1,811,012	$8.20
Vested	(2,111,603)	$7.04
Canceled	(164,855)	$7.73
Unvested—September 30, 2025	4,760,502	$7.41
The total grant-date fair value of restricted stock units vested was $14.8 million and $13.2 million during the nine months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025, there was $31.6 million of unamortized stock-based compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.6 years.
2021 Employee Stock Purchase Plan
The Company adopted the 2021 Employee Stock Purchase Plan (the 2021 ESPP) effective on October 26, 2021. The 2021 ESPP enables eligible employees of the Company to purchase shares of common stock at a discount to fair market value. The 2021 ESPP provides for six-month offering periods beginning May 22 and November 22 of each year, and each offering period consists of a six-month purchase period. The first offering period began on May 22, 2024 and ended on November 21, 2024. During the nine months ended September 30, 2025, 88,668 shares of common stock were purchased under the 2021 ESPP. As of September 30, 2025, 1,882,728 shares of common stock were available for future issuance under the 2021 ESPP.

On each purchase date, eligible employees are entitled to purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of our common stock on the offering date or (2) the fair market value of our common stock on the purchase date.
As of September 30, 2025 there was $0.1 million of unamortized stock-based compensation cost related to ESPP, which is expected to be recognized over a weighted average period of 0.1 years.
Stock-based Compensation
Stock-based compensation expense is recorded on a departmental basis, based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$228	$221	$665	$596
Research and development	2,095	2,154	5,994	5,550
Sales and marketing	1,335	850	3,352	2,230
General and administrative	1,298	1,165	3,754	3,431
Total stock-based compensation	$4,956	$4,390	$13,765	$11,807
12.    EQUITY METHOD INVESTMENT

On February 21, 2022, Arteris IP (Hong Kong) Ltd. (AHK), a wholly-owned subsidiary of the Company, entered into a Share Purchase and Shareholders Agreement with certain investors and Ningbo Transchip Information Consulting Partnership (Limited Partnership) (Management Co), pursuant to which, the Company, certain investors and Management Co subscribed to the registered capital of Transchip Technology (Nanjing) Co., Ltd. (Transchip). The Company’s ownership interest in Transchip’s registered capital was 35.0% on a fully diluted basis as of September 30, 2025. The Company’s loss from its proportionate share of its equity method investment in Transchip was $0.5 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively, and $2.1 million for both the nine months ended September 30, 2025 and 2024.
In September 2025, Transchip entered into a convertible bond investment agreement along with certain investors, under which Transchip received approximately $5.6 million as a loan in October 2025. Pursuant to the convertible bond investment agreement, the loan will be converted into Transchip’s equity upon the fulfillment of certain conditions, which will result in a dilution of the Company’s ownership in Transchip. The Company did not provide funding under this agreement.
The Company reviews its investment in Transchip for impairment if and when circumstances indicate that a decline in fair value below its carrying amount may have occurred. Since Transchip’s formation, it has incurred losses financed primarily through investor capital. Transchip's ability to continue its operations is dependent upon raising additional capital, which it is currently expected to be able to raise. After completing an impairment assessment based on the prevailing facts and circumstances, the Company determined that the impairment condition was not considered other than temporary. As such, no impairment charge was recognized during the three months ended September 30, 2025.

13. INCOME TAXES
The Company’s effective tax rate was (6.0)% and (5.2)% for the nine months ended September 30, 2025 and 2024, respectively. The Company’s income tax provision was $1.5 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively. The change in forecasted foreign withholding tax, changes in the geographic mix of worldwide earnings which are taxed at different rates, and the impact of losses in jurisdictions with full valuation allowances, has resulted in a decrease in the income tax provision for the period ended September 30, 2025 compared to the period ended September 30, 2024.
The Company’s management continuously evaluates the need for a valuation allowance and, as of September 30, 2025, concluded that a full valuation allowance on its federal, state, and certain foreign jurisdictions deferred tax assets was still appropriate.
As of September 30, 2025 and 2024, the Company’s gross liability for unrecognized tax benefits was $3.6 million and $3.5 million, respectively. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2025 and 2024, the Company had immaterial accrued interest or penalties related to its unrecognized tax benefits. If any unrecognized tax benefits are realized, it would not result in any income tax benefit as the Company currently has a full valuation allowance against the deferred tax assets in which there is currently an uncertain tax benefit.
On July 4, 2025, the U.S. enacted a budget reconciliation package, One Big Beautiful Bill Act of 2025. In accordance with GAAP, the Company accounted for the tax effects of changes in tax law in the period of enactment which is the third quarter of calendar year 2025, and the impact was not material to the Company’s consolidated financial statements.
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
Overview
We are a leading provider of semiconductor system IP, including interconnect and other intellectual property (collectively, System IP) technology. Our System IP technology manages the on-chip communications and IP block deployments in System-on-Chip (SoC) semiconductors and systems of chiplets. Our leading proprietary System IP products achieve this by connecting client IP blocks such as processors, memories, artificial intelligence/machine learning (AI/ML) accelerators, graphics subsystems, safety and security, and other input/output subsystems (I/Os) via multiple Networks-on-Chips (NoCs) in order for our customers to experience faster SoC targeting, as well as, more efficient, and lower cost solutions. Growth for our solutions is being driven by growing SoC sophistication and associated complexity, now extending into disaggregation of SoCs into systems which implement the communication protocol aspects and partner with industry leading providers like Synopsys, Cadence, Alphawave and others to connect to their die-to-die interfaces. The addition of more processors, channels of memory access, machine learning sections, additional I/Os interface standards, and other subsystems within SoCs is driving the need for more advanced System IP, including NoC interconnect IP’s. The growth in the numbers of these connected on-chip subsystems places an increasing premium on the interconnect IP capability to move data inside complex SoCs. We believe this increase in SoC complexity has created a significant opportunity for sophisticated System IP products that incorporate NoC interconnect IP, SoC Integration Automation software (formerly IP deployment software) and NoC interface IP (consisting of peripheral data transport IP and control plane networks connected to NoC interconnect IPs). Moreover, our technology can also provide more cost-effective solutions and reduce the risks of building and maintaining in-house NoC teams, which we believe has positively contributed to our market segment share growth. Artificial Intelligence (AI) and Generative AI are transforming the semiconductor industry, revolutionizing how our customers approach design and development. The rapid expansion of AI applications across various industries, combined with the increasing complexity of electronic system design, has unlocked new growth opportunities, driving a positive impact on our financial performance.
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
As of September 30, 2025, we had 285 full-time employees and offices in eleven locations in the United States, France, China, South Korea, Japan, Taiwan and Poland. For the three months ended September 30, 2025, we generated revenue of $17.4 million, net loss of $9.0 million, and net loss per share, basic and diluted of $0.21. As of September 30, 2025, we had Annual Contract Value (as defined below) and Annual Contract Value plus royalties of $69.4 million and $74.9 million, respectively. During the three months ended September 30, 2025, our customers had 23 Confirmed Design Starts (as defined below).

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
Terms of our Agreements with Customers
Our revenue from period to period can be impacted by the terms of the agreements we enter into with our customers. As a result of how these contracts are structured and the revenue is recognized, our revenue in the three and nine months ended September 30, 2025 may not be comparable to future periods if we do not enter into similar contractual agreements. Further, a meaningful percentage of our revenue is generated through royalty payments. Because the time between a new license agreement win and the customer’s end product being sold can be substantial, with sales of the end product being subject to a number of factors outside our control, our revenue from royalties is difficult to predict. As a result of the foregoing, revenue may fluctuate significantly from period to period and any increase or decrease in such revenue may not be indicative of future period-to-period increases or decreases.

Technological Development and Market Growth
We believe our growth has been and will continue to be driven by technology trends in our end markets. For example, the requirements of smaller die size, chiplet and multi-chip package design, lower power consumption, and a higher frequency of operation and management of critical net latency in a timely and cost-effective manner for on-chip processing in the automotive, enterprise computing, communications, consumer electronics, and industrial markets have resulted in increased SoC design complexity for chips used in these markets. This trend in turn has created increased demand for in-licensing commercial semiconductor design IP, which in turn has positively impacted our revenue and growth.
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
Impact of Operating Globally
We believe our products’ global footprint provides us with the opportunity to enter new markets and accelerate our growth. For the nine months ended September 30, 2025, 59.6% of our revenue was derived from sales to customers outside of the United States and 24.4% of our revenue was derived from customers located in China, respectively. For 2024, 62.3% of our revenue was derived from sales to customers outside of the United States and 29.2% of our revenue was derived from customers located in China. While we believe operating internationally has beneficially impacted our results of operations, we are subject to inherent risks attributed to operating in a global economy. Further, our international operations have been, and may in the future continue to be, subject to restrictive government regulations. For example, U.S. export regulations, including regulations announced on October 7, 2022 (as further amended), that impose broad end-use and other restrictions on doing business with certain customers and facilities in China that develop or produce semiconductor chips or manufacturing equipment, may limit or adversely impact our ability to license or support our products to entities in or doing business with certain advanced AI or “supercomputer” design companies, foundries and manufacturers of assemblies and components in China. As a result of these restrictions, our customers may experience changes to or delays in their design projects, and we may face challenges to maintain our revenue and/or our revenue may decrease. Additionally, changes in legislation and regulation as well as the implementation of executive orders and other actions in the United States and other countries, including new trade policies and the imposition of tariffs, may increase costs or make it more difficult to export our products to certain countries.

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
Annual Contract Value
We define Annual Contract Value (ACV) for an individual customer agreement as the total fixed fees under the agreement divided by the number of years in the agreement term. Our total ACV is the aggregate ACVs for all our customers as measured at a given point in time. Total fixed fees include licensing, support and maintenance and other fixed fees under IP licensing or software licensing agreements but exclude variable revenue derived from licensing agreements with customers, particularly royalties. ACV was $69.4 million and $56.4 million as of September 30, 2025 and 2024, respectively. In addition, total ACV plus royalties was $74.9 million and $60.5 million as of September 30, 2025 and 2024, respectively. ACV plus royalties is calculated based on ACV and the trailing-twelve-months variable royalties and other revenue. We monitor ACV to measure our success and believe the increase in the number shows our progress in expanding our customers’ adoption of our platform. We believe ACV provides investors with useful information to assess the strength and trajectory of our business as growth demonstrates the expansion of customer adoption of our platform. ACV fluctuates due to a number of factors, including the timing, duration and dollar amount of customer contracts.
Confirmed Design Starts
We define Confirmed Design Starts as when customers confirm their commencement of new semiconductor designs using our interconnect IP and notify us. Confirmed Design Starts is a metric management uses to assess the activity level of our customers in terms of the number of new semiconductor designs that are started using our interconnect IP in a given period. Our interconnect IP and NoC interface IP customer base contributed to a total of 23 and 14 design starts during the three months ended September 30, 2025 and 2024, respectively. We believe that the number of Confirmed Design Starts is an important indicator of the growth of our business and future royalty revenue trends.
Remaining Performance Obligations
We define Remaining Performance Obligations (RPO) as the amount of contracted future revenue that has not yet been recognized, including deferred revenue, billed and unbilled cancelable and non-cancelable contracted amounts.
The RPO amount is intended to provide visibility into future revenue streams. We expect RPO to fluctuate up or down from period to period for several reasons, including variations in amounts, timing, and duration of customer contracts, as well as the timing of billing cycles for each contract. Our RPO was $104.7 million and $78.4 million as of September 30, 2025 and 2024, respectively.

Components of Our Results of Operations
Revenue: Our revenue is primarily derived from licensing intellectual property, licensing software, support and maintenance services, professional services, training services, and royalties. Our agreements often include other service elements including training and professional services which were immaterial for both the three and nine months ended September 30, 2025 and 2024.
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
Cost of revenue: Cost of revenue relates to costs associated with our licensing agreements and support and maintenance, including applicable application engineers’ personnel-related costs such as stock-based compensation, travel, amortization of developed technology acquired intangibles and allocated overhead. We expect cost of revenue as a percentage of revenue to modestly decline over time due to productivity improvements of our application engineering processes.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)
Total revenue	$17,408	$14,713	$50,442	$42,235
Cost of revenue (1)	1,766	1,461	5,034	4,387
Gross profit	15,642	13,252	45,408	37,848
Operating expenses:
Research and development (1)	12,648	11,923	36,681	33,475
Sales and marketing (1)	6,850	4,962	19,714	15,431
General and administrative (1)	4,858	4,286	13,683	13,436
Total operating expenses	24,356	21,171	70,078	62,342
Loss from operations	(8,714)	(7,919)	(24,670)	(24,494)
Interest expense	(49)	(55)	(139)	(199)
Other income (expense), net	636	775	2,140	2,576
Loss before income taxes and loss from equity method investment	(8,127)	(7,199)	(22,669)	(22,117)
Loss from equity method investment, net of tax	484	580	2,079	2,064
Provision for (benefit from) income taxes	380	(92)	1,494	1,253
Net loss	$(8,991)	$(7,687)	$(26,242)	$(25,434)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$228	$221	$665	$596
Research and development	2,095	2,154	5,994	5,550
Sales and marketing	1,335	850	3,352	2,230
General and administrative	1,298	1,165	3,754	3,431
Total stock-based compensation	$4,956	$4,390	$13,765	$11,807

The following table summarizes our results of operations as a percentage of total revenue for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(as a percentage of total revenue)
Total revenue	100%	100%	100%	100%
Cost of revenue	10	10	10	10
Gross profit	90	90	90	90
Operating expenses:
Research and development	73	81	73	79
Sales and marketing	39	34	39	37
General and administrative	28	29	27	32
Total operating expenses	140	144	139	148
Loss from operations	(50)	(54)	(49)	(58)
Interest expense	—	—	—	—
Other income (expense), net	4	5	4	6
Loss before income taxes and loss from equity method investment	(46)	(49)	(45)	(52)
Loss from equity method investment, net of tax	3	4	4	5
Provision for (benefit from) income taxes	2	(1)	3	3
Net loss	(51)%	(52)%	(52)%	(60)%
Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Licensing, support and maintenance	$15,896	$13,507	$2,389	18%
Variable royalties	1,505	1,176	329	28%
Other	7	30	(23)	(77)%
Total	$17,408	$14,713	$2,695	18%
Revenue from licensing, support and maintenance increased by $2.4 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in revenue from licensing, support and maintenance was primarily due to new license arrangements with existing customers, and the addition of new customers. Growth in our variable royalty revenue was primarily due to an increase in product sales of certain existing customers.
Cost of revenue

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Cost of revenue	$1,766	$1,461	$305	21%
Cost of revenue increased by $0.3 million or 21%, to $1.8 million for the three months ended September 30, 2025 from $1.5 million for the three months ended September 30, 2024. The increase in cost of revenue during the three months ended September 30, 2025 was primarily due to higher employee-related expenses, mainly driven by increased headcount of our application engineers.

Operating expenses

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Research and development	$12,648	$11,923	$725	6%
Sales and marketing	6,850	4,962	1,888	38%
General and administrative	4,858	4,286	572	13%
Total operating expenses	$24,356	$21,171	$3,185	15%
Research and development expenses
R&D expenses increased by $0.7 million, or 6%, to $12.6 million for the three months ended September 30, 2025 from $11.9 million for the three months ended September 30, 2024. The increase in R&D expenses was due to higher employee-related costs of $0.5 million mainly driven by increased headcount to support growth of our business and higher stock-based compensation expense.
Sales and marketing expenses
S&M expenses increased by $1.9 million, or 38%, to $6.9 million for the three months ended September 30, 2025 from $5.0 million for the three months ended September 30, 2024. The increase in S&M expenses was primarily due to higher employee-related costs of $1.5 million mainly driven by increased headcount to support growth of our business and higher stock-based compensation expense.
General and administrative expenses
G&A expenses increased by $0.6 million, or 13%, to $4.9 million for the three months ended September 30, 2025 from $4.3 million for the three months ended September 30, 2024. The increase in G&A expenses was primarily due to higher employee-related costs of $0.3 million mainly driven by increased headcount to support growth of our business, including stock-based compensation expense and higher professional fees of $0.1 million.
Interest expense

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Interest expense	$(49)	$(55)	$6	(11)%
Interest expense remained relatively flat for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Other income (expense), net

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Other income (expense), net	$636	$775	$(139)	(18)%
Other income (expense), net remained relatively flat for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Loss from equity method investment

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Loss from equity method investment	$484	$580	$(96)	(17)%
Loss from equity method investment remained relatively flat for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Such losses are expected to continue in the near future. Transchip's ability to continue its operations is dependent upon raising additional capital, which it is currently expected to be able to raise.
Provision for (benefit from) income taxes

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$380	$(92)	$472	(513)%
The provision for income taxes was an expense of $0.4 million for the three months ended September 30, 2025 compared to a benefit of $0.1 million for the three months ended September 30, 2024. The increase in our income tax expense was due to changes in current year foreign withholding taxes, impact of losses in jurisdictions which have full valuation allowances and impacts of the One Big Beautiful Bill Act of 2025 (OBBBA). Foreign withholding taxes are generally assessed on gross revenue generated, rather than pre-tax income, in certain countries in which the Company does not file an income tax return.
On July 4, 2025, the U.S. enacted a budget reconciliation package, OBBBA. In accordance with GAAP, we accounted for the tax effects of changes in tax law in the period of enactment which is the third quarter of calendar year 2025, and the impact was not material to our consolidated financial statements.

Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Licensing, support and maintenance	$46,319	$38,799	$7,520	19%
Variable royalties	4,074	2,965	1,109	37%
Other	49	471	(422)	(90)%
Total	$50,442	$42,235	$8,207	19%
Revenue from licensing, support and maintenance increased by $7.5 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase in revenue from licensing, support and maintenance was primarily due to new license arrangements with existing customers, and the addition of new customers. Growth in our variable royalty revenue was primarily due to an increase in product sales of certain existing customers, and the addition of new customers. Other revenue decreased primarily due to revenue from professional services that was recognized during the nine months ended September 30, 2024, which did not repeat during the nine months ended September 30, 2025.
Cost of revenue

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Cost of revenue	$5,034	$4,387	$647	15%
Cost of revenue increased by $0.6 million, or 15%, to $5.0 million for the nine months ended September 30, 2025 from $4.4 million for the nine months ended September 30, 2024. The increase in cost of revenue was primarily due to higher employee-related expenses, mainly driven by increased headcount of our application engineers.
Operating expenses

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Research and development	$36,681	$33,475	$3,206	10%
Sales and marketing	19,714	15,431	4,283	28%
General and administrative	13,683	13,436	247	2%
Total operating expenses	$70,078	$62,342	$7,736	12%
Research and development expenses
R&D expenses increased by $3.2 million, or 10%, to $36.7 million for the nine months ended September 30, 2025 from $33.5 million for the nine months ended September 30, 2024. The increase in R&D expenses was due to higher employee-related costs of $2.3 million mainly driven by increased headcount to support growth of our business, including stock-based compensation expense. We also incurred higher professional fees of $0.4 million and received lower grants of $0.2 million by our subsidiary in France for R&D projects.

Sales and marketing expenses
S&M expenses increased by $4.3 million or 28%, to $19.7 million for the nine months ended September 30, 2025 from $15.4 million for the nine months ended September 30, 2024. The increase in S&M expenses was primarily due to higher employee-related costs of $3.6 million mainly driven by increased headcount to support growth of our business and higher stock-based compensation expense.
General and administrative expenses
G&A expenses remained relatively flat for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Interest expense

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Interest expense	$(139)	$(199)	$60	(30)%
Interest expense remained relatively flat for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Other income (expense), net

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Other income (expense), net	$2,140	$2,576	$(436)	(17)%
Other income (expense), net decreased by $0.4 million, or 17%, to $2.1 million for the nine months ended September 30, 2025, from $2.6 million for the nine months ended September 30, 2024. The decrease in interest and other income (expense), net was primarily due to lower interest rates on cash balances and lower interest income earned on our available-for-sale investments.
Loss from equity method investment

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Loss from equity method investment	$2,079	$2,064	$15	1%
Loss from equity method investment remained relatively flat for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Such losses are expected to continue in the near future. Transchip's ability to continue its operations is dependent upon raising additional capital, which it is currently expected to be able to raise.

Provision for income taxes

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(dollars in thousands)
Provision for income taxes	$1,494	$1,253	$241	19%
Provision for income taxes for the nine months ended September 30, 2025 was $1.5 million, compared to $1.3 million for the nine months ended September 30, 2024. The increase in our income tax expense was due to changes in current year foreign withholding taxes, impact of losses in jurisdictions which have full valuation allowances and impacts of the OBBBA. Foreign withholding taxes are generally assessed on gross revenue generated, rather than pre-tax income, in certain countries in which the Company does not file an income tax return.
On July 4, 2025, the U.S. enacted a budget reconciliation package, OBBBA. In accordance with GAAP, we accounted for the tax effects of changes in tax law in the period of enactment which is the third quarter of calendar year 2025, and the impact was not material to our consolidated financial statements.
Liquidity and Capital Resources
Since inception, we have financed operations primarily from payments received from our customers, the net proceeds from the sale of our common stock in the IPO as well as the net proceeds from the private issuance of our convertible preferred stock and common stock. As of September 30, 2025, we had $39.0 million in cash and cash equivalents and short-term investments of which $2.8 million was held by our foreign subsidiaries. In addition, as of September 30, 2025, we also had $17.2 million in long-term investments.
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
Cash Flows
The following table summarizes changes in our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$3,563	$1,911
Net cash (used in) provided by investing activities	$(1,047)	$2,898
Net cash provided by (used in) financing activities	$1,275	$(676)
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

For the nine months ended September 30, 2025, net cash provided by operating activities was $3.6 million, primarily due to our net loss of $26.2 million, adjusted for non-cash charges of $17.6 million and $12.2 million changes in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $13.8 million, depreciation and amortization of $2.5 million, and loss from our equity method investment of $2.1 million, partially offset by amortization of deferred income of $0.9 million and net accretion of discounts on available-for-sale securities of $0.3 million. The drivers of the changes in operating assets and liabilities were a $10.3 million increase in deferred revenue, a $1.7 million increase in accrued expenses and other liabilities, and a $4.1 million decrease in accounts receivable, partially offset by a $3.7 million increase in prepaid expense and other assets and a $0.1 million decrease in accounts payable.
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
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 was $1.0 million, primarily attributable to purchases of available-for-sale securities and property and equipment, partially offset by proceeds from maturities of available-for-sale securities.
Net cash provided by investing activities for the nine months ended September 30, 2024 was $2.9 million, primarily attributable to proceeds from maturities of available-for-sale securities and certificate of deposit, partially offset by purchases of available-for-sale securities and property and equipment.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 was $1.3 million, primarily attributable to proceeds from exercise of stock options and employee stock purchase plan, partially offset by principal payments under vendor financing arrangements.
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
■Changes in legislation and regulation in the U.S. and other countries, including new trade policies and the imposition of tariffs, may adversely impact our business and our customers’ businesses, and may impact our results of operations and financial condition.
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
We have incurred net losses in certain periods historically. We incurred a net loss of $9.0 million and $7.7 million for the three months ended September 30, 2025 and 2024, respectively, and $26.2 million and $25.4 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $163.1 million. We have spent significant funds on organizational and start-up activities, to recruit engineers and other employees and to support our research and development. The net losses we incur may fluctuate significantly from quarter to quarter and may increase as a result of geopolitical and market fluctuations, inflation, economic slowdown and/or recessionary pressures and other global economic factors.
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
Any slowdown in the growth of these end markets, or the emergence of economic instability in these end markets, could harm our business. For example, a significant element of our growth strategy depends on the increasing adoption of vehicles with more sophisticated automated driving, which will likely require more complex SoCs. If anticipated demand in the end market for these vehicles does not materialize, whether due to consumer demand not materializing, regulatory interventions or changes to incentives, delays in the deployment of electronic vehicles and automated driving, or the emergence of economic instability in end markets arising from factors such as inflationary trends, interest rate fluctuations and general economic uncertainty, deteriorating purchasing power, trade or supply chain disruptions and regional and/or worldwide chip shortages or excess supply, demand fluctuations, unemployment spikes, labor shortages or end market reactions to regional or global geopolitical uncertainties, wars or conflicts, or other factors beyond our control, it would adversely affect demand for our products from customers and royalty revenue and impact our ability to execute our growth strategy.
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
Interconnect IP and SoC Integration Automation software technology is complex and rapidly changing, and the quality of the products and our ability to provide timely and effective support is critical for the successful deployment of our IP in our customers’ designs. We maintain a team of corporate and field application engineers in our global support organization and continue to pursue initiatives to enhance our customer support. High-quality, well-trained support is important for customer retention. The importance of our support function has increased as we expand our business in chiplets and multi-die applications to meet the needs of the market and appeal to new customers. If we do not or cannot help our customers quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our offerings to existing and new customers could suffer, and our reputation with existing or potential customers could suffer.
Our dependence on international customers and operations also subjects us to a range of other additional regulatory, operational, financial, and political risks that could adversely affect our financial results.
We derived 62.3% of our revenue for the year ended December 31, 2024 from sales to customers outside of the United States. In particular, we derived 29.2% of our revenue for the year ended December 31, 2024 from customers located in China. For the nine months ended September 30, 2025, 59.6% of our revenue was derived from sales to customers outside of the United States and 24.4% of our revenue was derived from customers located in China. We expect our revenue from China to decrease due to the applicable U.S. government trade restrictions. As a result, the economic, political, legal and social conditions in China could harm our business. In addition, we have offices globally with our sales and research and development being conducted in offices located in the San Francisco Bay Area, Texas, France, Poland, China, South Korea, and Japan. Moreover, conducting business outside the United States subjects us to a number of additional risks and challenges, including:
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

Changes in legislation and regulation in the United States and other countries, including new and revised trade policies and the imposition of tariffs, may adversely impact our business and our customers’ businesses, and may impact our results of operations and financial condition.
We operate in a highly regulated industry and our business is dependent on a number of external factors, including U.S. and global financial economic conditions, inflation, changes in the U.S. political landscape, each of which have and could significantly impact our business. The U.S. government administration has made, and continues to make, substantial modifications to laws and regulations, including, but not limited to, those related to trade policies, imposition of tariffs, export controls and technology transfers as well as certain rules and regulations related to diversity, equity and inclusion practices. Executive orders and legislative actions have and could continue to alter the business environment in which we operate and result in adverse impacts to our business, results of operations and financial condition.
For example, U.S. and Chinese governments may continue to enact changes in government trade policies, including the imposition of additional tariffs on countries where we do significant business that have and could adversely impact our ability to sell products globally, particularly in China. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and U.S. trading partners including China and the European Union, or what actions may be taken by the trading partners in response. It is difficult to anticipate the timing or duration and macro-economic impacts of such tariffs, export restrictions, or other regulatory actions. These government trade policies are likely to materially adversely affect our customers and our business, impeding our ability to develop relationships with new customers in trade partner countries including with China and countries in the European Union.

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
The development and use of artificial intelligence, and the failure to adopt and manage the use of artificial intelligence, present risks and challenges that may negatively impact our business.
We are engaged in a competitive segment of the global semiconductor industry, and our success may require the adoption of new and emerging technologies, such as artificial intelligence (AI). Failure to adapt to a rapidly-changing technological environment could result in negative impacts to our business. While these technologies present significant benefits, there can be no assurance that the use or implementation of these AI technologies will enhance our products or services; they may accelerate or exacerbate potential risks to us. These risks include the possibility of malfunctioning, producing biased or inaccurate results, ethical concerns, privacy violations, or failing to meet performance expectations. The development of AI technologies is complex, and there are technical challenges associated with achieving the desired level of accuracy, efficiency, and reliability. Furthermore, there is a risk of system failures, disruptions, or vulnerabilities that could compromise the integrity, security, or privacy of data inputs or the generated content. These limitations or failures could result in reputational harm, legal liabilities, or loss of consumer, customer, employee or business partner confidence.
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
Royalty payments to us under existing and future license agreements could be lower than currently anticipated for a variety of reasons. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. Our gross margins and financial results will suffer if we are unable to offset reductions in our average selling prices by reducing our costs, developing new or enhanced products or solutions on a timely basis with higher selling prices or gross margins, or increasing our sales volumes. In addition, there is significant pressure to maintain low royalty rates in certain markets where the end product may have a low average sales price, such as many consumer electronics products. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products on future or renewal agreements be lower than our historic royalty rates. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates on future or renewal agreements as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for the use of our technology could decrease with new or renewed customers, thereby decreasing future anticipated revenue and cash flow. Variable royalty revenue was 8.1% of our revenue for nine months ended September 30, 2025. Therefore, a significant decrease in our royalty revenue could materially adversely affect our operating results.
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
In addition, since many of our sales in foreign jurisdictions are denominated in U.S. dollars, fluctuations in the value of foreign currencies relative to the U.S. dollar may effectively increase the price of our products in the currency of the jurisdiction in which the sale took place and may result in our products becoming too expensive for non-U.S. customers who do not conduct their business in U.S. dollars. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations. If the volume of our international operations increases and foreign currency exchange rates changes, the impact to our consolidated statements of operations could be significant and may affect the comparability of operating results. The impact from foreign currency exchange for the nine months ended September 30, 2025, was immaterial. We do not believe a 10% increase or decrease in foreign exchange rates would have resulted in a material impact to our operating results. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in the value of our net foreign currency investment, and our business may be harmed.
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
We seek to protect our proprietary technology and innovations, particularly those relating to the design of our products, through patents, trade secrets and other intellectual property rights. As of September 30, 2025, we had 255 total allowed or issued patents, pending patent applications and non-expired provisional patent applications worldwide. Of these, we had 113 allowed or issued patents, 88 are U.S. allowed or issued patents, 10 are China allowed or issued patents, six are South Korea issued patents, four are Europe issued patents, three are Japan issued patents and two are U.K. issued patents. The 113 allowed or issued patents generally expire between July 2035 and July 2043. As of September 30, 2025, we had 142 pending non-provisional, provisional and Patent Cooperation Treaty patent application filings, including 60 in the United States, 29 in Europe, 24 in China, 13 in South Korea, 13 in Japan and three in the World Intellectual Property Organization. Maintenance of patent portfolios, particularly outside of the United States, is expensive, and the process of seeking patent protection is lengthy and costly. While we intend to maintain our current portfolio of patents and to continue to prosecute our currently pending patent applications and file future patent applications when appropriate, the value of these actions may not exceed their expense. Existing patents and those that may be issued from any pending or future applications may be subject to challenges, invalidation or circumvention, and the rights granted under our patents may not provide us with meaningful protection or any commercial advantage. In addition, the protection afforded under the patent laws of one country may not be the same as that in other countries. This means, for example, that our right to exclusively commercialize a product in those countries where we have patent rights for that product can vary on a country-by-country basis. We also may not have the same scope of patent protection in every country where we do business.
Additionally, it is difficult and costly to monitor the use of our intellectual property. For example, we continue to invest in methods, tools and infrastructure for infusing AI capabilities into our operations and into our offerings. While these technologies present significant benefits, use of AI tools could expose us to risks of unauthorized use and wide dissemination of our intellectual property by unknown or unauthorized recipients.
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
To the same extent that we seek to protect our technology and inventions with patents, trade secrets and other intellectual property rights, our competitors and other third parties do the same for their technology and inventions. We have no means of knowing the content of patent applications filed by third parties until they are published. It is also difficult and costly to continuously monitor the intellectual property portfolios of our competitors to ensure our technologies do not violate the intellectual property rights of any third parties. In addition, we may have little or no insight into and no control over the content and materials used by vendors to train AI tools. Our use of such tools may inadvertently violate a third party’s rights, be non-compliant with the applicable terms of use or our other legal obligations, or result in a security or privacy risk or data leakage.

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
If a third-party, AI or open source content causes us to discontinue the use of any of our technologies, we could be required to design around those technologies. This could be costly and time-consuming and could have an adverse impact on our financial results. Any significant impairments of our intellectual property rights from any litigation we face could harm our business and our ability to compete in our industry.

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

Further, the exit of the U.K. from the EU, often referred to as Brexit, created uncertainty with regard to data protection regulation in the U.K. The European Commission has adopted an adequacy decision in favor of the U.K., enabling data transfers from EU member states to the U.K. without additional safeguards. However, the U.K. adequacy decision will automatically expire in September 2025 unless the European Commission re-assesses and renews/ extends that decision and remains under review by the European Commission during this period. The relationship between the U.K. and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how U.K. data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure.
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
Third parties may assert that we have infringed, misappropriated, or otherwise violated their copyrights, patents, and other intellectual property rights, particularly as new technologies such as AI impact the industries in which we operate. We may experience brand or reputational harm, competitive harm or legal liability if we do not have sufficient rights to use the output of AI or open source content, or the data or other material or content on which these rely. In addition, we may incur liability through the breach of third-party intellectual property licenses or contracts to which we are a party, and violations of applicable laws and regulations. For example, there is uncertainty in the U.S. courts as to how AI technologies affect IP ownership, including copyright protections, which may expose us or our customers to claims of copyright infringement or misappropriation.

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
For the nine months ended September 30, 2025, we derived 24.4% of our revenue from customers located in China. As a result, the economic, political, legal and social conditions in China could harm our business. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the IP we develop or license in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. We have observed sustained reports of intellectual property theft and misappropriation in China.
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
Further, on September 3, 2021, former President Biden issued Executive Order 14032 (Addressing the Threat from Securities Investments that Finance Certain Companies of the People’s Republic of China) targeting entities that are deemed part of the Chinese military-industrial complex. Among other things, this executive order prohibits the purchase or sale of any publicly traded securities of a designated entity. We do not expect that this executive order will impact us; however, further government escalation of restrictions related to Chinese investors and dealings in securities could harm certain shareholders.
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
If our existing stockholders, including current or former employees sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of September 30, 2025, we had approximately 43.6 million shares of common stock outstanding.
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
As of September 30, 2025, K. Charles Janac, our President, Chief Executive Officer and Chairman, held voting power over approximately 22.8% of our outstanding voting stock. Therefore, this stockholder will have the ability to influence us through this ownership position. For example, this stockholder may be able to exercise significant influence over elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise could dilute the ownership and voting power of our other stockholders.
We have 300,000,000 shares of common stock authorized as of September 30, 2025. In addition, our Certificate of Incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our Certificate of Incorporation authorizes us to issue shares of common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock from time to time, for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, an acquisition, an investment, our stock incentive plans or otherwise. Such additional shares of our common stock or such other securities may be issued at a discount to the market price of our common stock at the time of issuance. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. As discussed below, the potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock. Any issuance of such securities could result in substantial dilution to our existing stockholders and cause the market price of shares of our common stock to decline.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 plans:
During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 4, 2025

Arteris, Inc.

By:	/s/ K. Charles Janac
Name:	K. Charles Janac
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nicholas B. Hawkins
Name:	Nicholas B. Hawkins
Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)