Form 10-K
period 2025-12-31
Arteris, Inc.
filed 2026-02-12
CIK 1667011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. o
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. o
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No x
As of June 30, 2025, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale prices of such shares on the Nasdaq Global Select Market on June 30, 2025) was approximately $295.0 million. Shares of common stock held by each officer, director and entities affiliated with directors have been excluded because such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations of the Exchange Act. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 5, 2026, there were 45,467,261 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025.

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
•our expectations regarding our operating results;
•our ability to acquire new customers and successfully retain existing customers;
•our ability to achieve or sustain our profitability;
•the impact of industry and market trends on our operating results;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•how changes in technology, including how our customers and others utilize changing technology, may impact our offerings and operating results;
•the costs and success of our sales and marketing efforts, and our ability to promote our brand;
•our ability to integrate acquisitions and new product offerings;
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
•Because our IP solutions are components of end products, if semiconductor, system producers and/or end product producer companies in the aerospace and defense market, automotive market, communications market, consumer electronics market, enterprise computing market, and industrial market do not incorporate our solutions into their end products or if the end products of our customers do not achieve market acceptance, we may not be able to generate adequate license sales and royalty income from our products;
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
•Even if we succeed in securing design wins for our IP interconnect and other solutions and our System-on-Chip (SoC) Integration Automation software solutions, we may not generate timely or sufficient margins or margins from those wins and our financial results could suffer;
•We continually pursue new IP interconnect, SoC integration automation, and other technology initiatives, and if we fail to successfully carry out these initiatives, our business could be harmed;
•We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively affect our operating results;
•Product errors or defects could expose us to liability and harm our reputation, and we could lose market share;
•If we fail to offer high-quality products and support, our reputation could suffer;
•Our dependence on international customers and operations also subjects us to a range of other additional regulatory, trade policy, operational, financial and political risks that could adversely affect our financial results;
•Changes in legislation and regulation in the United States and other countries, including new trade policies and the imposition of tariffs, may adversely impact our business and our customers’ businesses, and may impact our results of operations and financial condition;
•If we are unable to protect our proprietary technology and inventions through patents and other intellectual property rights, our ability to compete successfully and our financial results could be adversely impacted;
•We are subject to government regulations, including import, export and economic sanctions laws and artificial intelligence regulations that may restrict our ability to sell to or get paid by customers in certain regions, or expose us to liability and increase our costs;
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

Part I
Item 1. Business
Overview
We are a leading provider of semiconductor system IP, including interconnect and other intellectual property (collectively, System IP) technology. Our System IP technology manages on-chip communications and IP block deployments by helping to enable the underlying data movement across chiplets, single-die and multi-die System-on-Chip (SoC) semiconductors. Our leading proprietary System IP solutions achieve this by connecting various semiconductor IP blocks such as processors, memory and logic via multiple Network-on-Chips (NoCs) in order for our customers to meet functional design goals as well as performance and power requirements, while addressing design complexity with efficient and lower cost solutions.
Founded in 2003, we are among the pioneers in the development of NoC IP technology for on-chip communication that addresses the growing complexity, performance, and cost requirements of SoC semiconductors and as a result, we have emerged as a global leader. Over time, we have expanded and scaled our interconnect IP and other IP businesses to provide hardware, software, documentation, support, and training under a license, support and maintenance fee and a royalty business model, to companies that design and produce semiconductors. In addition, we are finding an increasing number of customers further down the supply chain, such as system-level companies and original equipment manufacturers (OEMs). Our SoC integration automation capabilities were significantly enhanced by our acquisitions of Magillem in 2020, Semifore in 2022 and Cycuity in 2026, complementing our interconnect IP solutions by helping to automate the customer configuration of its NoC IPs, the process of integrating and assembling all of the customer’s IP blocks into SoC hardware, and ensuring correct hardware-software integration for software development. Products incorporating our IP are used to carry important data inside today’s complex SoCs across a broad range of applications, including aerospace and defense, automotive, communications, consumer electronics, enterprise computing, and industrial markets. Our interconnect IP solutions can be found in multiple industry-standard designs supporting instruction set architectures such as x86, Arm, RISC-V, CEVA, Synopsys ARC, Cadence Tensilica and MIPS, as well as memory controllers, UCIe, BoW, and XSR controllers, I/O and a variety of IP subsystems, to enable customers to integrate such IP blocks with high levels of efficiency and performance. Our solutions enable customer innovation because they are configurable for each customer’s design flow and SoC development projects and have wide applicability for many types of SoCs. We estimate that our solutions have been incorporated into over four billion production SoCs since inception.
Growing demand for our products and solutions is being driven by increasing SoC sophistication and associated complexity, now extending into disaggregation of SoCs into systems that implement the communication protocol aspects and partnering with industry-leading providers like Arm, Cadence, Synopsys, and others to help realize advanced systems. For example, traditional on-chip communication methods, including bus and crossbar interconnect IPs, are generally inadequate in handling modern semiconductor communications, and even more so for sophisticated applications or more complex chiplet designs. Technological advancements have led to increasingly complex SoCs that integrate numerous functions into a single semiconductor device. Massive amounts of wires, challenging timing closure, and routing congestion lead to greater die area and chip cost. Increased transistor density and design frequencies create higher power consumption leading to heat dissipation challenges and shorter battery life for electronic devices. These challenges have significantly complicated SoC innovation and contributed to the increasing adoption of System IP, across the numerous customer design starts coupled with the expanding number of NoC IPs used in current SoC.
We leveraged our extensive technical expertise to develop configurable IP for a new method for on-chip communication, the NoC, that has emerged over the past couple of decades to address these critical semiconductor development challenges. We accomplished this by pioneering the use of proprietary networking techniques for on-chip communications to remove the inherent architectural limitations of traditional on-chip communications, thereby improving ease of integration, performance, silicon area, and power consumption. In doing so, we enable our customers to achieve their design goals faster, more efficiently, and at lower costs. In addition, our SoC Integration Automation software solutions enable easier IP integration of our interconnect IPs – among other IP blocks that make up an SoC, across both hardware and software.

We work directly with our customers throughout the SoC development process and seek to develop long-term, sustainable relationships with them as our technology becomes embedded in their products. We have historically maintained average customer retention rates of approximately 90%, reflecting the long-term nature of our customer relationships. Increasingly, we are also seeing system companies and even their customers becoming directly involved in SoC and NoC specifications and design, further expanding our ability to partner in this growing market. We also leverage our long history in interconnect IP designs and are able to serve a broad range of applications and deliver application and customer-specific features to our customers. For example, we are a leader in the market of interconnect for advanced driver assistance systems (ADAS) SoCs, which we believe is a result of our quality, reliability, and innovative technology targeted at that business application, and longstanding collaboration with automotive semiconductor companies, Tier 1 suppliers, and car manufacturing OEMs.
We provide solutions for the global chiplet and SoC market and believe that market growth will be driven by an increasing number of SoC designs and growing complexity, increasing average selling prices of interconnect IP and SoC Integration Automation software products. More specifically, we believe our growth will continue to be driven by technology trends requiring more advanced sophisticated on-chip data movement in the aerospace and defense, automotive, communications, consumer electronics, enterprise computing, and industrial markets. Also, the need for sophisticated system IP products is growing rapidly to address the requirements of chiplets and multi-die systems, lower power consumption, and higher operation frequency, smaller die size, and the ability to limited chip design expert resources to scale design needs in a cost-effective manner. As a result, we believe these trends have led to an increased economic benefit of in-licensing commercial semiconductor design IP and increased use of supported Electronic Design Automation (EDA) software a trend that we expect to continue.
For the years ended December 31, 2025, and 2024, we generated $70.6 million and $57.7 million in revenue, $6.7 million in cash flows provided by operating activities and $0.7 million in cash flows used in operating activities, and $34.7 million and $33.6 million in net loss, respectively. We expect to incur further net losses in the short term as we invest in our business. As of December 31, 2025, we had Annual Contract Value (ACV), which we define for an individual customer agreement as the total fixed fees under the agreement divided by the number of years in the agreement term, of $77.0 million. ACV plus royalties reached $83.6 million as of December 31, 2025.
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
Increasing chiplet and SoC complexity leads to increasing System IP value while also placing pressure on IP block assembly and connectivity efforts. As chiplets and SoCs grow in size, partly due to machine learning subsystems, communication complexity increases. The increasing use of coherent and non-coherent traffic in a single chiplet or SoC may amplify demand for our System IP products. Increased SoC complexity also requires SoC teams to manage potentially hundreds of IP blocks and chiplets from various vendors and internal development groups. These teams and their electronic design software (EDA) groups must implement IP supply chains with increasingly capable SoC integration automation to succeed, supported by standards like IEEE 1685 IP-XACT. As these standards become increasingly sophisticated with each generation, more sophisticated software is required to support them.
Rising demand from emerging end markets and new market participants is increasing the need for System IP products. New applications in markets such as aerospace and defense, automotive, communications, consumer electronics, enterprise computing, and industrial have increased the diversity and overall demand in the semiconductor market. These new applications, which often include more AI technology, safety, or complex hardware-software integrations, have led to an increase in the number and complexity of chiplet and SoC designs. Chips used for AI training and inference acceleration have increased in size, with added design complexities and performance requirements, leading to higher design costs.
There is a shift to third-party IP due to cost benefits, product differentiation, and accelerated time to market. Developing state-of-the-art SoC interconnect IP solutions is difficult, time-consuming and expensive. We believe this dynamic is accelerating the degree to which interconnect IP solutions are outsourced to commercial vendors. Commercial silicon proven interconnect vendors, such as Arteris, can potentially accelerate time-to-market by engaging with a greater variety of SoC applications and designs than the typical internal interconnect teams.

Artificial Intelligence (AI) and Generative AI are transforming the semiconductor industry, revolutionizing how our customers approach design, development, and the resulting products. The rapid expansion of AI applications across various industries, combined with the increasing complexity of electronic system design, is accelerating the use of network-on-chip technologies. Moreover, it is also accelerating the broader shift from single-die to multi-die SoCs, increasing the numbers of NoCs being used in complex chiplets and SoCs.
System IP Market
SoC-type semiconductors consist of pre-made IP blocks that are either licensed from third parties by semiconductor and electronics companies or developed in-house. These IP blocks must be assembled into chiplets or SoCs as efficiently as possible to address semiconductor company and system OEM customer requirements. Many of these IP blocks, including processors and other functional blocks, such as machine learning and vision subsystems, perform processing functions and execute complex software stacks. These IP blocks can number in the hundreds on a single chip and generate and consume commands and data, as well as work together as a unit. As SoCs become more complex, there has emerged a class of silicon IP and software tools designed to assemble these IP blocks into a functioning SoC at target cost and performance. We call this the System IP market as it is focuses on high-performing, safe, secure and error free data movement throughout an SoC. The System IP market consists of NoC interconnect IP, NoC interface IP and SoC Integration Automation solutions. As SoC technology evolves, we believe that there is a significant opportunity for us to increase our value by introducing additional functionality for our customers to integrate their SoCs efficiently using our System IP solutions.
The addition of more processors, channels of memory access, additional I/Os interface standards, safety and security logic, and other subsystems within SoCs is driving the need for more advanced System IP, including NoC interconnect IPs. We believe this increase in SoC complexity has created a significant opportunity for sophisticated System IP products and solutions that incorporate NoC interconnect IP, NoC interface IP and SoC Integration Automation software.
Our market penetration spans multiple segments and customer adoption is most pronounced in the aerospace and defense, automotive, communications across wired and wireless, consumer electronics, enterprise computing, and industrial markets, driven by a higher rate of disruptive innovations.
Aerospace and Defense
The aerospace and defense sector, including government-sponsored programs, is undergoing a technology transition toward more highly integrated, software-defined systems. Increasing use of autonomy, multi-sensor processing, AI acceleration, and secure communications across air, space, land, and cyber environments is driving a shift from discrete components and field programmable gate arrays (FPGAs) to complex SoCs and application-specific integrated circuits (ASICs). In parallel, governments and defense agencies are emphasizing technological independence and supply chain resilience through domestic semiconductor initiatives. In addition, growth in commercial space, advanced avionics, and next-generation radar and electronic defense systems is further increasing system complexity and performance requirements. Our NoC and System IP technologies enable developers to meet these rigorous requirements with scalable, deterministic interconnect architectures.
Automotive Applications
The automotive market continues to undergo technology disruption with the advent of autonomous driving, electrification, electronic control unit consolidation, software defined vehicles and vehicle connectivity to the internet. Furthermore, cars are becoming increasingly connected to a large network of data centers, roadside and city infrastructures, and other vehicles, creating the “Internet of Cars”.
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
Communications Applications
The wireless communications market is in the midst of disruption as 5G becomes more prevalent. 5G enables smart devices utilizing sophisticated SoCs to communicate more information at faster speeds while using less power. As 5G is adopted as the wireless market standard, it is expected to revolutionize markets, including cars and smart city vehicle infrastructure, factory automation, logistics, and consumer and business broadband.

Already approaching the next generation network infrastructure, the industry has started the development of a roadmap towards 6G technology to be rolled out towards the end of this decade, with various 5G Advanced steps in-between.
We believe the transition to 5G and 6G, accelerated by AI demands, will result in further stringent requirements for bandwidth, latency, and power consumption, making an easy-to-integrate, high performance and low power on-chip interconnect a critical requirement.
Consumer Electronics Applications
Consumer electronics are trending towards being smaller, lighter, and more portable, while consumers expect simultaneously increased functionality and performance. Power consumption and heat management are increasingly critical as devices become smaller and more powerful, and consumers demand devices with longer battery life that do not overheat.
AI is also reshaping consumer electronics silicon designs, especially in smart home, gaming, and other connected devices.
From smartphones to wearables, AI-infused tables and laptops, gaming consoles, AR/VR innovation, smart TVs and smart home, the rate of recent innovation has significantly increased, pushing underlying silicon from what used to be relatively simple towards more sophisticated architectures which can benefit from System IP such as the technology provided by Arteris.
Enterprise Computing Applications
Large-scale AI cloud data centers are augmenting and replacing corporate data centers. This evolution expands the market size and value for AI GPUs and other XPUs used in them, enterprise solid-state storage systems and high-bandwidth memories, and the custom ASICs that control them, further strengthening demand for interconnect technologies that improve overall throughput, bandwidth, storage performance and provide data integrity. In addition, enterprise hyperscale computing companies are now creating proprietary multi-die SoCs and accelerators for their own products and data centers. We believe that these new entrants into semiconductor design will further accelerate market opportunities for third-party System IP products, including those from Arteris.
Some of the key areas for workload specific acceleration in data centers are AI, database processing, video/audio transcoding, and scientific computing. AI SoCs and computing pods must be “trained” on large data sets that have to be collected from real-world data utilizing “training” SoCs. A different class of AI SoCs uses such data to match the training data against actual data collected by sensors of the system utilizing “inference” SoCs. Whether used for training or inference, System IP technology deployment by companies like Arteris is on the rise in enterprise computing.
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
■High quality. Interconnect IP requires a systematic deployment of quality-oriented methodologies, as any customer-level problems in the interconnect will result in SoC project delays or even project failures. Engineering teams creating interconnects must invest heavily not only in skilled engineering resources to develop and verify but also processes and methodologies that provide early indication of any potential quality issues.

■Safety standards. High reliability of the interconnect is a heightened requirement for mission-critical markets including automotive, aerospace and defense, and industrial for robotics, medical and other applications.
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
■Breadth of System IP products. With the need to address cache coherent, non-coherent, machine learning and chiplet traffic, customers need a System IP solution that works together across all these data traffic types. SoC integration automation technologies allow customers to manage the deployment of the rest of the IP blocks in the SoC in order to ease SoC IP integration. Meeting such requirements requires significant enterprise scale in engineering and customer support. Necessity for such combined technologies amounts to a significant barrier to entry in terms of time, cost and customer adoption.
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
Our Solutions and Competitive Strengths
We are a leading provider of interconnect and other IP technology that manages the on-chip communications in SoC semiconductor devices. We believe our System IP is integral to our customers in aerospace and defense, automotive, communications across wired and wireless applications, consumer electronics, enterprise computing, and industrial markets. Our core strengths include:
■We help to enable the underlying data movement at the core of semiconductors. Network-on-Chip technology provides the core data transport layer between hundreds and thousands of IP blocks in today’s SoC devices or chiplets. Our technology connects the various XPUs, such as CPUs, GPUs, NPUs, TPUs, DPUs, IPUs, and MCUs.
■We help accelerate our customers’ time to market. Our interconnect IP software and SoC Integration Automation software solutions help accelerate SoC development at several different steps in the design cycle. For example, we offer design exploration and modeling capability, and we have automated test bench generation to accelerate the verification of our interconnect IP products. Our System IP product lines are structured so that our customers can customize the interconnect for their needs, helping accelerate interconnect IP customization for their particular SoC configurations. In addition to interconnect IP productivity features, we offer a combination of automated interconnect configuration software, pre-verified interfaces to IP block protocols, pre-verified interfaces to EDA tools and a pre-verified interconnect IP element library for rapid generation of customer-specific interconnect IP products. Our SoC Integration Automation software solutions also help accelerate SoC development by enabling the IP blocks making up an SoC to be packaged in a standard format called IP-XACT (Institute of Electrical and Electronics Engineers—IEEE 1685), which provides a uniform IP block assembly and reuse methodology. Our SoC Integration Automation software tool suite includes numerous packages that allow the configuration of IP block exit port registers, establish high-level SoC connectivity and link documentation to the IP-XACT design information.
■Our products help improve the performance and security of our customers’ SoCs. We believe that using our System IP products can result in improved SoC metrics such as higher performance, lower power consumption and smaller die area. We have extensive low-power management features such as three levels of clock gating and power domain features for low-power applications such as smartphone application processors and other SoCs for hand-held applications. We enable customers to partition their designs into “frequency domains”, allowing some domains to run at higher frequencies than others, in order to trade off performance against SoC power consumption.

■We enable lower customer research and development and SoC unit costs. We believe that we enable lower chip research and development costs, lower SoC unit costs and reduce project risk as compared to solutions developed internally or licensed from another vendor. We have targeted our interconnect IP to be area-efficient so that we can offer silicon area savings, and resulting chip and chiplet cost savings, compared to other interconnect IP alternatives. We provide an integrated package of software, hardware, documentation, verification tools and pre-verified interfaces to major IP blocks and EDA tools. We believe our IP and software can save our customers time and money and enable them to focus on product differentiation and revenue generation.
■We believe we have grown our product portfolio through robust and focused research and development. Developing commercial interconnect IP and software tooling requires large and specialized engineering teams, significant amounts of time and extensive periods of commercial productization. We believe we have been the pioneer of using networking technology for on-chip communications and have been licensing such interconnect IP products since 2006. Our strategy is to deliver continuous innovation across both Interconnect IP and SoC Integration Automation software, with at least one major new product or major technology addition each year, and we have done so since 2013. As of December 31, 2025, we have 170 development engineers on staff covering IP hardware, software, verification, testing and methodology development. Such a sizable, multi-disciplinary engineering team allows us to undertake System IP products of sizable scale and permits us to work on multiple product development projects at the same time.
■We have grown our solutions through targeted acquisitions. We believe we have the ability to complement our product development with selective acquisitions to strengthen our System IP product portfolio. With our acquisition of Magillem in 2020, Semifore in 2022 and Cycuity in 2026, we added complementary technology that helps automate the process of integrating and assembling all of the customers’ IP blocks into chiplets, SoC, and its hardware-software integration to accelerate end product system development, as well as providing our customers hardware security verification solutions.
■We are able to address mission critical applications. We believe we are positioned to take advantage of the rapid growth of semiconductor content in cars. We have been focused on the automotive market since inception. Additionally, we have established customer relationships with market leaders such as Mobileye, Renesas, Socionext, NXP, BMW, Bosch, and many others. As cars continue to grow in complexity and connectivity, we believe there will be significant growth in the number of chiplets and increasingly complex SoCs that will need automotive grade on-chip interconnect IP. Our interconnect IP is designed to meet the automotive safety integrity level D (ASIL D) of the ISO 26262 automotive functional safety standard, which is the highest level, helping to position us as an ideal partner to innovative companies in the advanced automotive SoC market. We believe our solutions make it easier for our automotive semiconductor Tier 1 and OEM customers to collaborate and meet functional safety standards by establishing traceability between requirements, specifications, hardware and software implementation, verification and testing, and quality assurance. Because of this, our SoC Integration Automation software solutions are a complement to our interconnect IP in helping our customers meet their ISO 26262 functional safety requirements. Recently, our System IP and its resilience features have also seen increasing adoption for space exploration related applications.

■With the acquisition of Cycuity, we are looking to help our customers reduce cybersecurity risks in microelectronics. With the acquisition of Cycuity, a leading provider and domain expert of semiconductor security verification technology, we are now working to help semiconductor and system companies developing chips and chiplets to mitigate hardware chip-level security risks. Semiconductor security vulnerabilities can result in compromised systems exposing critical information. Reported new Common Vulnerabilities and Exposures in hardware grew by over 15 times between 2020 and 2025, according to the data from US Department of Commerce’s National Institute of Standards and Technology. Additionally, the number of sophisticated cyberattacks continues to increase, targeting the vast amounts of unsecured data moving through semiconductors, from AI data centers, networks to a wide range of edge devices across the interconnect digital ecosystem. Moreover, the number of cybersecurity standards, regulations, policies and guidelines that our customers must adhere to for their IP, chiplet and chip designs is growing. Consequently, the establishment of robust hardware security assurance processes are paramount to safeguard not only the interests of manufacturers but also the privacy and security of end-users. In this dynamic landscape, semiconductor manufacturing security standards and compliance requirements are an integral aspect of chip design, development, and market viability and we believe our new security offering can provide meaningful solutions.
■We have developed a “Connected by Arteris” ecosystem to provide a broad set of System IP products. Interconnect IP is the data movement backbone of the SoC, connecting IP blocks such as CPUs, GPUs and memory controllers. We work with suppliers who provide these blocks, including IP companies such as Arm, SiFive, MIPS, Synopsys, Cadence Design Systems, Semidynamics, Andes, Codasip and other RISC-V IP vendors to support their products and protocols working with our SoC Integration Automation software and interconnect IP products. By offering an unbiased, standards-based interconnect infrastructure to which other IP vendors can connect, and supporting a broad range of transaction protocols, we believe we have simplified the industry’s development of heterogeneous SoCs while solidifying our role as a neutral, technology-agnostic provider across the semiconductor industry. In addition to on-chip integrations with partners, we work with EDA companies such as Synopsys, Cadence and Siemens to provide prepackaged interfaces to their EDA tools such as simulators, modeling systems, and logic and physical synthesis tools. By working closely with semiconductor IP and EDA leaders, some of whom compete with each other, we believe we have established credibility as a trusted enabler for the integration of their products within our joint customers’ chips and design flows.
■We believe we benefit from distinct competitive advantages. We believe our interconnect IP technology benefits from barriers to entry due to our many years of experience and the strength of our proprietary solutions, as well as the significant technical expertise and research costs required to develop a competitive product. We were founded in 2003 when we believe we helped pioneer the industry’s NoC interconnect IP and have maintained our competitive position with our global team of 170 hardware and software engineers as of December 31, 2025. Developing interconnect IP requires an interdisciplinary engineering team with expertise and skill sets across a wide range of sciences and domains as well as a deep understanding of semiconductor physical design, design methodologies, and networking architectures. Building such teams and keeping them together over long periods of time presents a challenge for many companies. Additionally, strategic patience and focus are required to participate in the market. For example, we believe that the customer acquisition process has a typical duration of two to nine months; following this, a customer’s chip design cycle is typically between one to three years. Customers typically start shipping their products containing our interconnect IP solutions between one to five years following completion of their product design, known as mass production at which point we start to receive royalties; this lasts for up to seven years or longer depending on the particular market. We also leverage our long history of interconnect IP design to deliver customer-specific features, further deepening our relationship and integration with the customer’s product. With our System IP products embedded in our customers’ SoCs, there are significant switching costs in moving to alternative solutions. We believe that our product quality and technical strength have enabled our high customer retention rate.
■We offer global support for our System IP customers. Interconnect IP technology is complex, and our customer support is critical for the successful deployment of our IP in our customers’ designs. We support customers utilizing our interconnect IP solutions on a global basis with architectural reviews, training, implementation support, and tape-out support. We work directly with our customers throughout their design processes to develop long-term sustainable relationships as our technology becomes embedded in their products. Many of our application engineers have advanced degrees, years of SoC design experience and passion for helping our customers drive their SoC designs to production status. We believe our application engineers are critical advisors to our customers’ design teams and offer competitive value to our customer’s silicon projects.

Our Growth Strategy
We believe that as SoCs become more numerous and complex, the value of System IP technology increases since it enables the efficient movement of data within the ever-growing number of SoCs. We also believe that, as SoCs become more complex, interconnect IP technology becomes more time-consuming and riskier to develop internally within semiconductor and system companies, favoring System IP products provided by outside parties such as Arteris. As a dedicated interconnect IP provider, we enable our customers to leverage the knowledge and deep expertise developed by us through many years of focus on solutions for a variety of customers.
Our growth strategy includes the following:
■Leverage our System IP technology leadership and focused research and development to provide solutions for the semiconductor industry that designs and builds complex SoCs.
■Address high-growth markets, including aerospace and defense, automotive, communications across wired and wireless, consumer electronics, enterprise computing, industrial and AI/ML markets.
■Expand our customer base through ongoing System IP innovation.
■Expand our customer base through increased investment in sales and marketing.
■Continue to pursue selective acquisitions and other strategic transactions, such as joint ventures, to acquire complementary solutions and accelerate growth.
NoC Interface IP Growth Opportunity
NoC IP carries the majority of the data in an SoC. As a result, there is an opportunity to add additional customer value by developing additional data plane and control plane capabilities that attach directly to our interconnect IPs and are implemented in SoCs by our IP software. Currently, we offer NoC interface IP products such as a memory scheduler, last-level cache, SoC data observability and SoC debug IPs. We see an opportunity to further expand our product portfolio and market with additional control networks and subsystems that can accelerate our customers’ ability to deliver production SoCs to their end markets. Such networks may include clocking, register management and interrupt networks. Control subsystems such as power management, security, performance monitoring and debug may provide additional value to customers looking to lower the cost and risk of SoC development. With the integration of interconnect IP and NoC interface IPs, we believe we would be able to provide end-to-end solutions for quality of service, system level security and SoC resilience. NoC interface IP represents a natural expansion of our technical and business capabilities.
Our Solutions
We provide semiconductor interconnect IP and SoC Integration Automation software solutions to serve our target end-markets, including automotive, communications across wired and wireless, consumer electronics, enterprise computing, and industrial markets including robotics. We regularly release new products to address the rapid evolution of SoC technology. In 2025 we announced the release of an innovative new non-coherent NoC IP product FlexGen, which is a next-generation product that builds upon the silicon-proven and physically aware FlexNoC expertise to automate the creation of high-performance network-on-chip designs. Our two core product platforms are as follows:

a.Network-on-Chip IP Products
i.Non-coherent NoC IP, with FlexGen, FlexNoC and FlexWay
ii.Cache-coherent NoC IP, with Ncore
iii.NoC interface IP, with CodaCache
b.SoC Integration Automation Software Solutions Products
i.Hardware and software integration automation software, with Magillem Registers and CSRCompiler
ii.SoC assembly software, with Magillem Connectivity
c.Hardware Security Verification Software Products
i.Hardware security verification simulation for IP, sub-system, and SoCs, with Cycuity Radix-S
ii.Hardware security verification emulation for system-level SoC and firmware, with Cycuity Radix-M
iii.Static security analyzer, with Cycuity Radix-ST
In addition to historical annual introductions of new System IP products, we regularly develop and deliver updates that provide product enhancements to our customers. We believe the combination of our solutions and the strategic neutrality that we offer to the semiconductor industry positions us well as a reliable, trusted and innovative System IP solution for our customers.

Network-on-Chip IP Products
We believe we offer the semiconductor industry an industry-leading commercially available interconnect IP portfolio.
Our commercially available NoC interconnect IP products are shipping in billions of devices worldwide across chiplets, multi-die SoCs, ASICs, MCUs and FPGA silicon designs. Innovative use of proprietary networking techniques for on-chip communications has enabled our industry-proven solutions to deliver higher chiplet and SoC performance with shorter design schedules, lower research and development costs, lower single-die and multi-die SoC unit costs, and reduced project risk when compared to customer-developed internal solutions. Select offerings of our semiconductor IP product portfolio include:
■FlexGen, FlexNoC and FlexWay: Silicon-proven, interconnect IP products that have been integrated into hundreds of chip designs. The underlying NoC technology converts on-chip communication signals between IP blocks, such as reads from and writes to memory, into digital packets. Packetizing on-chip communications allows the interconnect to be configured for enhanced performance and simplifies the connections of on-chip IP blocks, similar to how the internet eases the simultaneous connectivity of large numbers of computing devices. FlexWay is targeted at simpler SoC while FlexNoC targets the mainstream application. We also provide optional add-on packages for FlexNoC and FlexWay, such as the resilience package, which provide on-chip data protection that enables customers to meet the ISO 26262 and IEC functional safety standards for markets like automotive, and a large design performance package that addresses highly scalable peer-to-peer on-chip communications required by large SoCs such as those which include machine learning neural networks. FlexNoC and FlexWay started shipping in 2011 and we estimate that our solutions have been incorporated into over four billion production SoCs since inception. Our most recently announced product, FlexGen smart NoC IP, builds upon the silicon-proven and physically aware FlexNoC IP to automate the creation of high-performance NoC designs. Supported by AI-driven automation, FlexGen reduces manual iteration providing expert-level NoC topologies, while reducing wire-length and power which are critical to advance node designs and becoming increasingly valued. We believe these advancements are critical to meet the increasing computing demands of advanced technologies like AI, autonomous driving and cloud computing.
■Ncore: Silicon-proven, cache coherent interconnect IP product that provides scalable, configurable, and area-efficient features for use across multiple end markets. In an SoC, cache coherency is a special data traffic class that requires a corresponding coherent interconnect IP to manage it. In a multiprocessor system using shared memory, each processor has a local cache memory for efficiency, however, it is possible to end up with many copies of shared data in the system. One copy of the data may be in the main memory, whilst other copies may exist in one or more of the processor cache memories. When one of the copies of data is changed, the rest must also reflect that change. Ncore assists the timely propagation of data changes across the SoC in order to maintain cache coherency. Ncore is also more scalable and area-efficient than mesh-based interconnects and is optimized for heterogeneous cache coherent systems and offers multiple configurable snoop filters, multiple configurable proxy caches, and a modular, distributed architecture to provide system architects with the most advanced technology and more degrees of freedom to innovate. Since the initial shipment in 2016, we have launched multiple releases of Ncore which have been designed into various production SoCs for aerospace and defense, automotive, consumer electronics, enterprise computing and industrial markets. In 2022 we also entered into an Arm automotive agreement, with Arm as the processor IP provider and Arteris as interconnect IP provider for automotive microcontrollers (MCU) and SoCs to service growing customer needs. In 2023 Ncore achieved ISO 26262 certification up to ASIL-D, the most stringent level of functional automotive safety. In 2025 we announced expansion of our multi-die solution, delivering foundational technology for rapid chiplet-based innovation.
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

SoC Integration Automation Software Solutions
We provide a suite of SoC Integration Automation software solutions that enables the packaging, reuse and integration of most types of IP blocks using the IP-XACT (IEEE 1685) standard. This SoC Integration Automation software suite of products from Magillem and Semifore acquisitions provides a design environment to any semiconductor and system company from the architecture of the SoC through the delivery of a fully documented and traceable chip design. This software suite manages the assembly of multiple IP blocks into SoC devices, registers configurations of IP blocks, and links design parameters and metadata to documentation. Our SoC Integration Automation software solutions are designed to shorten our customers’ design schedules and improve SoC engineers’ productivity across architects, logic designers, software/firmware developers, verification teams, and documentation teams. Arteris products provide a broad suite of software front-end design capabilities that can accelerate SoC development by providing highly configurable and scalable solutions. Our solutions address packaging, connectivity, register configuration, embedded software, and design software flows and we believe we provide best-in-class front-end design environments based on worldwide IEEE 1685 IP-XACT extensible markup language (XML) standard and SystemRDL language through our ready-made design solutions.
We believe the combination of SoC Integration Automation software solutions and SoC interconnect hardware provides our customers with more comprehensive SoC integration capabilities. Our SoC Integration Automation software technology suite across Magillem and CSRCompiler products cover the following key capabilities for SoC integration automation and overall SoC development acceleration:
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
As mentioned above, critical tools in our SoC Integration Automation software product portfolio have been “Tool Confidence Level” (TCL) - certified by the TUV Sud to confirm that they are safe to use in mission-critical markets like automotive, aerospace and defense, and industrial.
Hardware Security Verification Software Products
We provide a suite of hardware security verification software solutions that bring a systematic approach to hardware security verification by helping customers explore and visualize how information flows through IP, sub-systems, and systems to identify security weaknesses, define measurable security requirements, and assess their effectiveness. This can help customers to discover potential security vulnerabilities in semiconductors during the design phase and to make sign-off decisions based on data and reports.
Our comprehensive products and solutions help customers deliver secure semiconductor products with:
■Cycuity Radix-S: Radix-S product is used during design creation and verification to detect and remediate security issues in IP blocks and subsystems of an SoC. The Radix-S information flow analysis features help customers identify the root cause of potentially serious security issues and systematically monitor and verify the effectiveness of their protection mechanisms.
■Cycuity Radix-M: Radix-M product extends the security verification performed with Radix-S to SoC system-level. It enables security verification to be performed while executing production firmware and software on the hardware system resulting in comprehensive system level security verification.
■Cycuity Radix-ST: Radix-ST is a static security analyzer designed to identify potential design weaknesses early in the development lifecycle without requiring simulation or emulation. Radix-ST performs analysis of Register Transfer Level designs and helps to identify hardware security weaknesses that exist in the design.

Customers
We license our products to a global and diverse customer base, including semiconductor manufacturers, OEMs, hyperscale system houses, semiconductor design houses and other producers of electronic systems. We work directly with our customers throughout their design processes and seek to develop long-term, sustainable relationships with them as our technology becomes embedded in their products. As a result, we believe we are well positioned to continue to attract and retain customers, and to continue developing next-generation System IP products for their future products.
In 2025, we had one customer that represented more than 10% of our revenue.

During the fiscal year 2025, our revenue by geographic area based on customer location was as follows:
■41.5% of our revenue was derived from customers based in the Americas;
■10.9% of our revenue was derived from customers based in Europe and the Middle East; and
■47.6% of our revenue was derived from customers based in the Asia Pacific region.
Sales and Marketing
We work closely with our customers throughout the SoC design lifecycle to help them use our System IP solutions and products to meet their specific needs. It is important to our success that we engage our customers early and collaborate throughout the design cycle. Our support organization is able to communicate the best practices in SoC design practices and receive early insight into customer requirements. This insight often results in new and innovative product features.
System IP sales cycles range from six to twelve months or longer. For repeat customers, our sales cycle length is generally shorter.
As of December 31, 2025, we maintained sales offices, sales personnel, or sales representatives in the United States, China, France, South Korea, Japan, and Israel. As of December 31, 2025, our sales management had an average of 27 years of sales experience. As of December 31, 2025, we had 55 corporate and field application engineers. Corporate and field application engineers work closely with our customers in both presales and support roles, providing expert advice to our SoC architect and engineering users on how best to use our IP and software to design and implement their SoCs. As a result of these close relationships and detailed information sharing, our application engineers gather early knowledge of future expected customer needs including potential new sales opportunities within the customer and requirements for new capabilities for our products. Therefore, we believe our close relationships and technical credibility with our customers provide a competitive advantage.
Our marketing strategy emphasizes thought leadership and educates potential customers about how our products can address their System IP challenges. We use technical papers and in-person and online events, to highlight our capabilities.
Research and Development
We devote most of our operating expense to research and development of interconnect IP and SoC Integration Automation software solutions. The development of interconnect IPs for complex SoCs is a challenging task that requires multiple competencies and close contact with customers in order to deliver sophisticated solutions. The development and maintenance of these solutions require:
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
■In-depth knowledge of safety standards including ISO 26262 ASIL B/D for automotive, IEEE 1685 IP-XACT IP standard for IP and SoC packaging, IEEE 1800 UVM verification standard; and
■Support a broad ecosystem of processors suppliers including Arm, RISC-V, x86, other IP vendors including Synopsys and Cadence, SoC design tool software providers, semiconductor foundries including TSMC and Intel Foundry, and others.
SoC integration automation development is similarly challenging as it requires broad support of the IP packaging standard, IEEE 1685 IP-XACT, and the ability to deliver features and enhancements required as customers deploy ever-changing IP block libraries for their SoC projects, address hardware-software integrations. Our SoC Integration Automation software solutions have to conform not only to industry standards, but also to ever-evolving SoC integration methodologies.
Once interconnect IP is designed into customer SoC projects, there are significant switching costs to adopting different interconnect IP and SoC Integration Automation software solutions, especially in the automotive sector and industrial applications, where switching interconnect IP solutions may involve product functional safety re-certification.
Our research and development strategy includes offering customers several product enhancement releases per year, complemented with a planned introduction of at least one new interconnect IP or SoC Integration Automation software product every year.
We believe we have assembled one of the premier engineering teams for interconnect IP development and SoC Integration Automation software in the world. As of December 31, 2025, we had 112 engineers devoted to interconnect IP development and 58 engineers devoted to SoC Integration Automation software solutions totaling 170 employees. In 2025, we spent $49.9 million on research and development, which represented 71% of our revenue.
Competition
For interconnect IP, we primarily compete with interconnect solutions developed internally by our SoC customers and potential customers. Many of the largest semiconductor companies have their own interconnect IP development teams which make customer penetration relatively difficult, time-consuming, and expensive. However, we believe that over time the expense and difficulty of developing a broad suite of interconnect IP and SoC integration automation has the potential to expand the use of commercial SoC integration solutions. In addition, we also compete with third-party providers, including Arm and several smaller companies. While we do compete with Arm in the interconnect IP market, we believe our solutions are complementary to Arm’s processor portfolio and protocol deployment and are actively collaborating on joint automotive solutions and integrate with Arm processor IPs. We often execute the integration of Arm processors in heterogeneous environments, which can accelerate the deployment of Arm processors. While smaller companies are developing interconnect solutions, we believe that our extensive investment in research and development over many years creates a barrier to entry. Developing interconnect IP solutions that are robust, configurable, and capable of handling multiple functionalities require deep technology expertise and large research and development investments. We compete based on die area reduction, lower idle power consumption, improved data movement performance such as frequency, latency, and bandwidth, as well as faster time to market. We believe we compete favorably with respect to these factors.
Based on management’s experience, we believe that in order to develop a new interconnect IP product, it would take a new entrant in the interconnect IP market three to four years to develop a mature product, two to four years of market development and five to seven years to build a royalty-generating customer base.
Our SoC Integration Automation software solutions similarly compete mainly against internally developed solutions. Commercial competitors consist of smaller companies that generally provide point products rather than complete solutions.

Intellectual Property and Proprietary Rights
We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of December 31, 2025, we had 115 total allowed or issued patents, pending patent applications and non-expired provisional patent applications worldwide. Of these 115 allowed or issued patents, 88 are U.S. allowed or issued patents, 10 are China issued patents, six are South Korea issued patents, four are U.K. issued patents, four are Europe issued patents, and three are Japan issued patents. The 115 allowed or issued patents generally expire between July 2035 and June 2043. As of December 31, 2025, we had 146 pending non-provisional and provisional patent application filings, 62 in the United States, 28 in Europe, 24 in China, 13 in South Korea, 13 in Japan and six in the World Intellectual Property Organization. In addition, we have a trademark program covering, where feasible and in accordance with local laws, our products as well as our corporate names and logos.
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
We routinely use non-disclosure agreements, limited evaluation agreements, and substantive license agreements with procedures to assist customer usage while limiting wrongful disclosure or misuse of our intellectual property. In addition, we are committed to developing products not only in the U.S. but in France, Poland, and other countries, where the country of origin may favorably impact the ability to license our IP solutions and technology in accordance with applicable export laws and regulations. Technological change and customer needs for emerging feature needs in our solutions inspire and motivate our personnel to update and enhance our offerings periodically.
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
Qualcomm may terminate the Retained Rights in the event (i) we or our subsidiaries that are party to the Purchase Agreement breach any material terms of the Purchase Agreement applicable to the Retained Rights or any material terms of the License Agreement and fail to cure any such breach within 90 days after notice of such breach from Qualcomm, or (ii) we or any of our affiliates initiate a claim of patent infringement against Qualcomm or its affiliates (excluding such claims that are counterclaims in proceedings initiated by Qualcomm or its affiliates) and does not withdraw such claim within 30 days after Qualcomm’s written request to do so. Qualcomm may terminate the License Agreement in the event we breach any material terms of the License Agreement or any material terms of the Purchase Agreement applicable to the Retained Rights and fail to cure such breach within 90 days after notice of such breach from Qualcomm. Qualcomm may also terminate rights granted under the License Agreement to a certain development environment used in connection with our FlexNoC product (which could effectively preclude us from continuing to enhance our FlexNoC product and adversely affect our FlexNoC business) in the event of a change of control of our company (as defined in the License Agreement) which would effectively include, in a transaction or series of related transactions, a sale of our company, or the sales of securities by us or our stockholders that would result in the stockholders and option holders of our company as of the date of the License Agreement not retaining beneficial ownership of more than 50% of our company. We believe that, as we have and continue to deliver new products since the date of the License Agreement, such as our range of SoC Integration Automation software solutions, Ncore cache coherent interconnect, CodaCache last-level cache, and CSRCompiler physical awareness capabilities, the importance to our business and product portfolio of the FlexNoC development environment will decrease over time.
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

In addition, certain of our products, including our IP interconnect and other solutions and technology, are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations (EAR) and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls (OFAC). Other products are subject to French export controls. These regulations may limit the export of our products and technology, and the provision of our services outside of the United States and/or France, or may require export authorizations, including by license, a license exception, or other appropriate government authorizations and conditions, including annual or semi-annual reporting. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. The export and re-export of our products and technology and the provision of services, including by our partners, must comply with these laws, or else we may be adversely affected through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products and technology. With respect to government authorizations, we have no pending export license requests to the U.S. Department of Commerce's Bureau of Industry and Security (BIS) or any other government agency, and no export licenses are currently required to export our products from the United States or other countries to countries where we do business.
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
For a discussion of the various risks we face from regulation and compliance matters, see “Risk Factors—Risks Related to Our Business and Industry—We are subject to data protection, AI, and privacy and security laws, regulations, standards and other requirements across different markets where we conduct our business. Our actual or perceived failure to comply with such obligations could harm our business,” “Risk Factors—Risks Related to Legal, Regulatory, Accounting and Tax Matters—Our failure to comply with the large body of laws and regulations to which we are subject could materially harm our business,” “Risk Factors—Risks Related to Legal, Regulatory, Accounting and Tax Matters—Our failure to comply with the Foreign Corrupt Practices Act, other applicable anti-corruption and anti-bribery laws, and applicable anti-money laundering laws could subject us to penalties and other adverse consequences,” “Risk Factors—Risks Related to Legal, Regulatory, Accounting and Tax Matters—We are subject to government regulations, including import, export and economic sanctions laws and artificial intelligence regulations that may restrict our ability to sell to or get paid by customers in certain regions, or expose us to liability and increase our costs,” “Risk Factors—Risks Related to Legal, Regulatory, Accounting and Tax Matters—We will lose sales if we are unable to obtain government authorization to export certain of our products and services, and we will be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations or if such laws and regulations were to change.”

Human Capital Resources
As of December 31, 2025, we had 299 employees as follows:

Number
Function
Research and development	170
Sales and marketing	81
Administration	48

Geographic Distribution
United States	96
France	150
China	21
Poland	12
South Korea	8
Japan	6
Elsewhere	6
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
We have incurred net losses in certain periods historically. We incurred a net loss of $34.7 million and $33.6 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $171.6 million. We have spent significant funds on organizational and start-up activities, to recruit engineers and other employees and to support our research and development. The net losses we incur may fluctuate significantly from quarter to quarter and may increase as a result of geopolitical and market fluctuations, inflation, economic slowdown and/or recessionary pressures and other global economic factors.
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

Because our IP solutions are components of end products, if semiconductor, system producers and/or end product producer companies in the aerospace and defense market, automotive market, communications market, consumer electronics market, enterprise computing market, and industrial market do not incorporate our solutions into their end products or if the end products of our customers do not achieve market acceptance, we may not be able to generate adequate license sales and royalty income from our products.
Our IP solutions include technology that manages on-chip communications in SoC semiconductor devices. We do not license our IP solutions and deployment tools directly to end-users; we license our technology primarily to companies in the aerospace and defense market, automotive market, communications market, consumer electronics market, enterprise computing market, and industrial market who then incorporate our technology into the products they sell. As a result, we rely on our customers to incorporate our technology into their end products at the design stage. Once a company incorporates a competitor’s technology or develops the technology internally and incorporates it into its end product, it becomes significantly more difficult for us to sell our technology to that company because changing suppliers involves significant cost, time, effort and risk for the Company. As a result, we may not achieve targeted customer acceptance despite incurring significant expenditures to develop new technology.
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
Our continued success will depend in large part on general economic growth and stability, and growth and stability within our target markets in the aerospace and defense market, automotive market, communications market, consumer electronics market, enterprise computing market, and industrial market. Factors affecting these markets could seriously harm our customers and/or end customers and, as a result, harm us, examples of which include:
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
The semiconductor IP industry is a relatively small and emerging industry. Our future growth will depend on the level of market acceptance of our third-party licensable IP model, the variety of IP offerings available on the market and the shift in customer preference away from in-house development of semiconductor IP technologies and SoC Integration Automation software. Furthermore, the third-party licensable IP model is highly dependent on the market adoption of new services and products, including in the aerospace and defense market, automotive market, communications market, consumer electronics market, enterprise computing market, and industrial market. Such market adoption is important because the increased cost associated with ownership and maintenance of the more complex architectures in SoCs needed for the advanced services and products and time to market pressures on our customers may motivate companies to license third-party IP rather than design them in-house.
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
As part of the evolution of our business, we have made substantial investments to develop IP interconnect, SoC integration automation solutions, other technology initiatives, such as chip level hardware security solutions in connection with the Cycuity acquisition, and enhancements to existing technologies we license through our acquisitions and research and development efforts. Continuing to meet the requirements of smaller die size, lower power consumption, a higher frequency of operation and management of critical net latency in a timely and cost-effective manner for chips used in the aerospace and defense market, automotive market, communications market, consumer electronics market, enterprise computing market, and industrial market have resulted in increased SoC design complexity for chips used in these markets. If we are unable to meet these demands for increased SoC design complexity, if we are unable to anticipate technological changes in our industry by introducing new or enhanced IP interconnect and other solutions and/or SoC Integration Automation software solutions in a timely and cost-effective manner, or if we fail to introduce new technologies that meet market demand, we may lose our competitive position, our products may become obsolete, and our business could be harmed.
Moreover, new technologies and products may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically or originally anticipated.
Additionally, from time to time, we invest in expansion into adjacent markets, including the acquisitions of Magillem, Semifore and Cycuity, and our growth into the IP interconnect and SoC Integration Automation software solutions market. Although we believe these solutions are complementary to our IP interconnect solutions, we have a more limited operating history in offering software that, among other things, manages register configurations of IP blocks, assembles multiple IP blocks into SoC platforms and links design parameters and metadata to documentation, and our ongoing efforts in this area may not be successful. Our success in these product areas depends on a variety of factors, including the following:
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
Our dependence on international customers and operations also subjects us to a range of other additional regulatory, trade policy, operational, financial, and political risks that could adversely affect our financial results.
We derived 60.3% and 62.3% of our revenue for the years ended December 31, 2025, and 2024, from sales to customers outside of the United States. In particular, we derived 24.5% and 29.2% of our revenue for the years ended December 31, 2025 and 2024 from customers located in China. We expect our revenue from China to decrease due to the applicable U.S. government trade restrictions. As a result, the economic, political, legal and social conditions in China could harm our business. In addition, we have offices globally with our sales and research and development being conducted in offices located in the San Francisco Bay Area, Texas, France, Poland, China, South Korea, and Japan. Moreover, conducting business outside the United States subjects us to a number of additional risks and challenges, including:
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
Our revenue, gross margin, and ability to achieve and maintain profitability depend significantly on general economic conditions and the demand for products in the markets in which our customers compete. Weaknesses in the global economy and financial markets and any adverse changes in general domestic and global economic conditions that may occur in the future, including any recession, economic slowdown or disruption of credit markets, may lead to, lower demand for products that incorporate our solutions, including in the aerospace and defense market, automotive market, communications market, consumer electronics market, enterprise computing market, and industrial market. A decline in end-user demand can affect our customers’ demand for our products, the ability of our customers to obtain credit and otherwise meet their payment obligations and the likelihood of customers canceling or deferring existing orders. Our business could be harmed by such actions.
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
Economic downturns have directly impacted our business, as has been the case with many other companies, suppliers, distributors and customers in the semiconductor industry and other industries around the world, and any prolonged or significant future or continuing downturns in the semiconductor industry could harm our business. Conversely, significant upturns may suppress customer shipments of royalty-bearing products incorporating our IP solutions due to our customers having limited access to third-party foundry and assembly capacity. In the event of such an upturn, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources, or locate suitable third-party suppliers or other third-party subcontractors to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our business could be harmed.
The semiconductor industry has also faced significant global supply chain issues as a result of the impact both on demand for devices as well as the increasing demand for semiconductors in consumer devices, automobiles and artificial intelligence, which together have resulted in the inability of fabrication plants to produce sufficient quantities of chips to meet demand, supply chain shortages and other disruptions. Numerous factors, including any further trade tensions and escalating countermeasures between the United States and China, as well as any revisions to U.S. regulations governing the export of certain semiconductor related hardware and software to China and any geopolitical changes in China-Taiwan relations may prolong or deepen these challenges faced by the industry.
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
We have experienced, and expect to continue to experience, seasonal fluctuations in sales due to the spending patterns of semiconductor customers who license our products. Historically, the number of total new license agreements we enter into has generally been lower in the first and second calendar quarters.
Substantial portions of our sales are made, and we anticipate will be made, to aerospace and defense, automotive, communications, consumer electronics, enterprise computing, and industrial suppliers. Any downturn in any of these markets could significantly harm our business.
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

A significant portion of our revenue comes from licensing fees, which may vary from period to period.
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
Royalty payments under existing and future license agreements could be lower than currently anticipated. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. Our gross margins and financial results will suffer if we are unable to offset reductions in our average selling prices by reducing our costs, developing new or enhanced products or solutions on a timely basis with higher selling prices or gross margins, or increasing our sales volumes. In addition, there is significant pressure to maintain low royalty rates in certain markets where the end product may have a low average sales price, such as many consumer electronics products. In addition, there is increasing downward pricing pressures in the semiconductor industry on end products incorporating our technology, especially end products for consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products on future or renewal agreements be lower than our historic royalty rates. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates on future or renewal agreements as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for the use of our technology could decrease with new or renewed customers, thereby decreasing future anticipated revenue and cash flow. Variable royalty revenue was 9% of our revenue for year ended December 31, 2025. Therefore, a significant decrease in our royalty revenue could materially adversely affect our operating results.
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
In addition, since many of our sales in foreign jurisdictions are denominated in U.S. dollars, fluctuations in the value of foreign currencies relative to the U.S. dollar may effectively increase the price of our products in the currency of the jurisdiction in which the sale took place and may result in our products becoming too expensive for non-U.S. customers who do not conduct their business in U.S. dollars. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations. If the volume of our international operations increases and foreign currency exchange rates changes, the impact to our consolidated statements of operations could be significant and may affect the comparability of operating results. The impact from foreign currency exchange for the year ended December 31, 2025 was immaterial. We do not believe a 10% increase or decrease in foreign exchange rates would have resulted in a material impact to our operating results. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in the value of our net foreign currency investment, and our business may be harmed.

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
As part of our business strategy, we make acquisitions of and investments in new businesses, such as our acquisitions of Magillem, Semifore and Cycuity, products and technologies and enter into joint ventures and other strategic relationships in the ordinary course. Our ability to grow our revenue, earnings and cash flow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate businesses at acceptable prices, realize anticipated synergies and make appropriate investments that support our long-term strategy. We may not be able to consummate acquisitions at rates similar to in the past, which could adversely impact our growth rate and the trading price of our common stock. Promising acquisitions and investments are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions and obtain applicable antitrust and other regulatory approvals on a timely basis and on acceptable terms. In addition, competition for acquisitions and investment may result in higher purchase prices. In addition, we may face additional risks as a result of difficulty or inability to obtain government, regulatory approvals and consents, or face additional legal proceedings initiated as a result of an acquisition or due to potential failure of our due diligence processes to identify significant issues with the assets of the acquired company. Regulators could also impose conditions that reduce the ultimate value of our acquisition or investment. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate acquisitions and investments on acceptable terms or at all.
In addition, even if we are able to consummate acquisitions and enter into joint ventures and other strategic relationships, these transactions and relationships present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs, negatively affect our growth rate and the trading price of our common stock, and may harm our business. In addition, our Magillem, Semifore and Cycuity acquisitions along with our Transchip investment as well as any acquisition, investment, joint venture or other strategic transaction that we may enter into in the future, involve a number of additional financial, accounting, managerial, operational, legal, regulatory and other risks, which may include, among others:
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
We seek to protect our proprietary technology and innovations, particularly those relating to the design of our products, through patents, trade secrets and other intellectual property rights. As of December 31, 2025, we had 261 total allowed or issued patents, pending patent applications and non-expired provisional patent applications worldwide. Of these 115 allowed or issued patents, 88 are U.S. allowed or issued patents, 10 are China issued patents, six are South Korea issued patents, four are U.K. issued patents, four are Europe issued patents, and three are Japan issued patents. The 115 allowed or issued patents generally expire between July 2035 and June 2043. As of December 31, 2025, we had 146 pending non-provisional and provisional patent application filings, 62 in the United States, 28 in Europe, 24 in China, 13 in South Korea, 13 in Japan and six in the World Intellectual Property Organization. Maintenance of patent portfolios, particularly outside of the United States, is expensive, and the process of seeking patent protection is lengthy and costly. While we intend to maintain our current portfolio of patents and to continue to prosecute our currently pending patent applications and file future patent applications when appropriate, the value of these actions may not exceed their expense. Existing patents and those that may be issued from any pending or future applications may be subject to challenges, invalidation or circumvention, and the rights granted under our patents may not provide us with meaningful protection or any commercial advantage. In addition, the protection afforded under the patent laws of one country may not be the same as that in other countries. This means, for example, that our right to exclusively commercialize a product in those countries where we have patent rights for that product can vary on a country-by-country basis. We also may not have the same scope of patent protection in every country where we do business.
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
Working with the U.S. government, including through the Small Business Innovation Research (SBIR) program, in connection with licenses and other contracts involves risks related to data rights, intellectual property protection and eligibility status.
We have, including through entities we have acquired, and may enter into additional licenses and additional contracts with the U.S. government which contain customary provisions that give the government substantial and sometimes unilateral rights and remedies not typically found in commercial contracts, including the right to unilaterally modify the contract and terminate the contract for convenience. The future levels of expenditures and authorizations for defense-related programs by the U.S. government may decrease, remain constant or shift to programs in areas where we do not currently provide products, thereby reducing the chances that we will be awarded new contracts. In addition, these contracts subject a portion of our business to the statutes and regulations applicable to doing business with the government, including the Federal Acquisition Regulation (FAR) and also subject us to greater scrutiny by the government, which can initiate reviews, audits and investigations regarding our compliance with government contract requirements. New regulations or procurement requirements (including, for example regulations regarding counterfeit and corrupt parts, supply chain diligence and cybersecurity) or changes to current requirements could increase our costs and risk of non-compliance. In addition, if we fail to comply with government contracting laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (including treble damages and other penalties), or criminal law. In particular, the False Claims Act’s “whistleblower” provisions also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, damages, fines, suspension, or damages could adversely affect our ability to operate our business and our financial results.

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
Data security breaches could also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental or regulatory investigation. For example, the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act, collectively the CCPA, includes a private right of action for security breaches that could lead to some form of remedy, as well as, regulatory scrutiny, fines, private right of action settlements, and other consequences. Where a security incident involves a breach of security leading to the accidental or unlawful destruction, loss, alternation, unauthorized disclosure of, or access to, personal data in respect of which we are a controller or processor under the GDPR or U.K. GDPR, this could result in fines of up to €20.0 million or 4% of annual global turnover under the GDPR or £17.5 million and 4% of total annual revenue in the case of the U.K. GDPR. Under these laws, we may be required to notify such breaches to regulators and/or individuals which may result in us incurring additional costs. Moreover, any such compromise of our information security or that of our third parties could result in the misappropriation or unauthorized publication or other exploitation of our confidential business or proprietary information or personal information or that of other parties with which we do business, an interruption in our operations, the unauthorized transfer of cash or other assets, the unauthorized release of customer or employee data or a violation of privacy or other laws. In addition, computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products, or that otherwise exploit any security vulnerabilities, and any such attack, could expose us to liability to customer claims. Any of the foregoing could irreparably damage our reputation and business, could have a material adverse effect on our results of operations, and cause us to incur significant costs, including legal expenses and remediation costs.
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
The global data protection landscape continues to evolve, and we are or may become subject to numerous state, federal and foreign laws, regulations, legal requirements, contractual obligations and industry standards regarding security, data protection and privacy and any actual or perceived failure to comply with these requirements, obligations or standards could harm our reputation and business. If we are found to have violated any such laws or regulations in any such jurisdiction, we may be subject to enforcement actions that require us to change our business practices in a manner which may negatively impact our revenue, as well as expose us to litigation, fines, civil and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position. The evolution of new standards and enforcement practices may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future.
As part of our business, we collect personal data, and other potentially sensitive and/or regulated data from our customers. In the United States, numerous federal and state laws and regulations, including data breach notification laws, data privacy and security laws, and consumer protection laws and regulations govern the collection, use, disclosure, protection and other processing of personal information. Compliance with state and federal privacy laws, such as the California Consumer Privacy Protection Act of 2018 (CPPA), subsequently amended by the California Privacy Rights Act of 2020 (CPRA) increase our compliance costs and potential liability, and could harm our business, including how we use personal information. A number of other proposals exist for new federal and state privacy legislation that, if passed could increase our potential liability, increase our compliance costs and harm our business.
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
We are also subject to European Union rules with respect to cross-border transfers of personal data out of the EEA and the U.K. In addition to Standard Contractual Clauses (SCCs) which went into effect in June of 2021, in July of 2023, the US and EU announced the EU-U.S. Data Protection Framework (DPF) which replaced Privacy Shield and also serves as a lawful basis for transatlantic data transfer for companies to receive personal data from the EU, UK and Switzerland without additional safeguards. We currently rely on the SCCs to transfer personal data outside the EEA and the U.K., including to the United States. As supervisory authorities issue further guidance on personal data export mechanisms, we could suffer additional costs, complaints and/or regulatory investigations or fines.
Further, the exit of the U.K. from the EU, often referred to as Brexit, created uncertainty with regard to data protection regulation in the U.K. The European Commission has adopted and renewed until December 27, 2031 subject to a mid-point review in four years, an “essentially equivalent” decision in favor of the U.K., enabling uninterrupted free data transfers from EU member states to the U.K. without additional safeguards. Any changes to this decision will lead to additional costs and increase our overall risk exposure.

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
The PIPL, CSL and DSL also specify rules for transferring personal information and the sui-generis category of ‘important data’ out of the PRC. Compliance with security assessments, obtaining certifications of group privacy standards by designated agencies, or entering into standard contracts (in approved form) with overseas recipients (to be filed with a PRC government agency) are among the requirements for transfer of personal data. All businesses in China additionally require government approval to transfer any amount of ‘important data’ generated within the PRC overseas. Chinese law also imposes restrictions on the disclosure of data to foreign judicial and law enforcement bodies, and the extent and modalities of the application of this rule remain uncertain.
In addition to the CSL, the DSL and the PIPL, the relevant government authorities of the PRC have promulgated various regulations, draft regulations, guidelines and standards at both the national and provincial levels that are designed to provide further implemental guidance in accordance with the laws mentioned above. These laws and regulations continue to evolve with an unpredictable impact on our operations in the PRC and related compliance costs. In addition, these laws and regulations are drafted broadly and thus leave significant discretion to the relevant PRC authorities, increasing the uncertainty about how they will be interpreted and enforced in practice.
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

We are subject to government regulations, including import, export and economic sanctions laws and artificial intelligence regulations that may restrict our ability to sell to or get paid by customers in certain regions, or expose us to liability and increase our costs.
Certain of our products, including our IP interconnect and other solutions and technology are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations (EAR) and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. These regulations may limit the export of our products and technology, and provision of our services outside of the United States, or may require export authorizations, including by license, a license exception, or other appropriate government authorizations and conditions, including annual or semi-annual reporting. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, and importation of our products and technology and the provision of services, including by our partners, must comply with these laws or else we may be adversely affected through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products and technology. Complying with export control and sanctions laws may be time-consuming and may result in the delay or loss of sales opportunities. Although we take precautions to prevent our products and technology from being provided in violation of such laws, our products and technology have previously been, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Changes in export or import laws or sanctions policies may adversely impact our operations, delay the introduction and sale of our products in international markets, or, in some cases, restrict our ability to sell to or get paid by customers, prevent the export or import of our products and technology to certain countries, regions, governments, persons, or entities altogether, which could harm our business.
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

We derive revenue from products that are not subject to the EAR from parties that are subject to the Entity List of the EAR (a list of entities to which the transfer of EAR-controlled technology or software requires a U.S. export license). Current and future business with these entities may be limited in scope or suspended entirely if regulations pertaining to such non-EAR products change, and our revenue could be adversely impacted. Regulatory changes concerning the export classification of our products, changes to the applicability of the EAR to certain product offerings, or the addition of new entities to the Entity List or other restricted party lists can further increase the scope of export restrictions applicable to our business. Failure to obtain export licenses for our products or having one or more of our customers be restricted from receiving exports from us could restrict our ability to sell to and get paid by customers in certain countries, which could significantly reduce our revenue and harm our business.
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
For the year ended December 31, 2025, we derived 24.5% of our revenue from customers located in China. As a result, the economic, political, legal and social conditions in China could harm our business. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the IP we develop or license in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. We have observed sustained reports of intellectual property theft and misappropriation in China.
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
On October 7, 2022, BIS issued export controls related to the Chinese semiconductor manufacturing, advanced computing, and supercomputer industries imposing broad end-use and other restrictions on facilities in China that develop or produce semiconductor chips or manufacturing equipment, impacting our ability to license or support our products to entities in or doing business with certain advanced AI or “supercomputer” design companies, foundries and manufacturers of assemblies and components in China. On October 17, 2023, BIS issued regulations amending the October 7, 2022 rule. Then on December 2, 2024, BIS further expanded export controls on certain advanced semiconductors that can be used in advanced weapon systems and in AI and advanced computing products. These restrictions, and any subsequent restrictions, may have an adverse effect on our business, results of operations, or financial condition and we may no longer be able to license or support our products to certain companies in China. Furthermore, increased restrictions on China exports may lead to regulatory retaliation by the Chinese government and possibly further escalate geopolitical tensions, and any such scenarios may adversely impact our business. It is difficult to predict what further trade-related actions governments may take, whether the current U.S. presidential administration may impact such tensions, the extent to which we may be able to mitigate the effects of any trade-related actions, and the longer-term implications of trade-related actions on the market opportunities for us. The prospect of future export controls that are implemented in a similar manner may continue to have an ongoing impact on our business, results of operation, or financial conditions.
There have been additional regulatory mandates from the U.S. government that affect our current and future sales and operations in China. Beginning on January 2, 2025, the U.S. Department of the Treasury’s Outbound Investment Security Program went into effect. Codified at 31 C.F.R. § 850.101 et seq, the Outbound Investment Security Program prohibits or requires notification of certain types of outbound investments by U.S. persons into certain entities located in or subject to the jurisdiction of China, Hong Kong, and Macau (as well as certain entities subject to Chinese ownership or control) that are engaged in the development of certain national security technologies and products (presently, certain semiconductors and microelectronics, quantum information technologies, and artificial intelligence technologies), as well as any other countries that are or may be designated under the program’s regulations. This 2026 U.S. National Defense Authorization Act (NDAA) included the Comprehensive Outbound Investment National Security (COINS) Act of 2025 was signed on December 18, 2025 and expanded the U.S. outbound investment controls and introduced stricter notification and prohibitions for investments in sensitive technologies. Implementing regulations are expected by the U.S. Department of Treasury within 450 days of enactment, and until such time, the 2025 rules remain in effect. As a result of the foregoing, we and our applicable subsidiaries may need to take appropriate steps to comply with these regulations and the cost of doing so, as well as any failure to comply, could have an adverse impact on our business, results of operation or financial condition.

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
■Our joint venture or investment partners have, and may in the future, not provide us with timely and accurate information regarding the status, compliance or activities of the joint venture or investment which could, among other things, impact our ability to accurately forecast financial results, provide timely information to our shareholders and could create a potential risk of us having to restate our financial results.
■Risks associated with the ability to generate sufficient revenue and our investment to continue operations.
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
As a multinational business, we are subject to income and other taxes in both the United States and various foreign jurisdictions. Changes to tax laws or regulations in the jurisdictions in which we operate, or in the interpretation of such laws or regulations, could significantly increase our effective tax rate and reduce our cash flow from operating activities, and otherwise have a material adverse effect on our financial condition. In addition, other factors or events, including business combinations and investment transactions, changes in the valuation of our deferred tax assets and liabilities, adjustments to taxes upon finalization of various tax returns or as a result of deficiencies asserted by taxing authorities, increases in expenses not deductible for tax purposes, changes in available tax credits, changes in transfer pricing methodologies, other changes in the apportionment of our income and other activities among tax jurisdictions, and changes in tax rates, could also increase our effective tax rate.
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
As a public company, we incur increased legal, accounting, compliance and other expenses that we did not previously incur as a private company. We are subject to the Exchange Act, including the reporting requirements thereunder, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and other applicable securities rules and regulations. These rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives, which divert their attention away from our core business operations and revenue-producing activities. Moreover, compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources, particularly after we are no longer an ‘‘emerging growth company.’’ Further, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which in turn could require us to incur substantially higher costs to obtain the same or similar coverage or accept reduced policy limits and coverage, which, if we accept such reduced policy limits and coverage, could make it more difficult for us to attract and retain qualified individuals to serve on our board of directors and as our executive officers. In addition, we may experience difficulty meeting applicable financial statements timing, auditing and reporting requirements under the Exchange Act. Any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and reduce the trading price of our common stock.
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
If our existing stockholders, including current or former employees sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of December 31, 2025, we had approximately 44.3 million shares of common stock outstanding.
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
As of December 31, 2025, K. Charles Janac, our President, Chief Executive Officer and Chairman, held voting power over approximately 21.6% of our outstanding voting stock. Therefore, this stockholder will have the ability to influence us through this ownership position. For example, this stockholder may be able to exercise significant influence over elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise could dilute the ownership and voting power of our other stockholders.
We have 300,000,000 shares of common stock authorized as of December 31, 2025. In addition, our Certificate of Incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our Certificate of Incorporation authorizes us to issue shares of common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock from time to time, for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, an acquisition, an investment, our stock incentive plans or otherwise. Such additional shares of our common stock or such other securities may be issued at a discount to the market price of our common stock at the time of issuance. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. As discussed below, the potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock. Any issuance of such securities could result in substantial dilution to our existing stockholders and cause the market price of shares of our common stock to decline.
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
Our Cybersecurity Management Team is responsible for assessing and managing our material risks from cybersecurity threats. The Head of IT has primary responsibility for our overall cybersecurity risk management program and supervises both our internal IT personnel and our retained external cybersecurity consultants. Our Head of IT has served in various roles in information technology and information security for over 18 years. Our Deputy General Counsel has over 25 years of experience as an attorney and holds various certifications related to privacy and data protection.
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
Holders of Record
As of February 5, 2026, there were 513 stockholders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Recent Sales of Unregistered Equity Securities
None.
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
Overview
We are a leading provider of semiconductor system IP, including interconnect and other intellectual property (collectively, System IP) technology. Our System IP technology manages on-chip communications and IP block deployments by helping to enable the underlying data movement across chiplets, single-die and multi-die System-on-Chip (SoC) semiconductors. Our leading proprietary System IP solutions achieve this by connecting various semiconductor IP blocks such as processors, memory and logic via multiple Network-on-Chips (NoCs) in order for our customers to meet functional design goals as well as performance and power requirements, while addressing design complexity with efficient and lower cost solutions.
Our SoC Integration Automation software solutions, which were significantly enhanced by our acquisitions of Magillem Design Services S.A. (Magillem) in 2020, Semifore, Inc., (Semifore) in 2022 and Cycuity, Inc. (Cyuity) in 2026, complement our interconnect IP solutions by helping to automate not only the customer configuration of its NoC interconnect but also the process of integrating and assembling all of the customer’s IP blocks into an SoC. Products incorporating our IP are used to carry most of the important data inside complex SoCs for sophisticated applications, including aerospace and defense, automotive, communications, consumer electronics, enterprise computing, and industrial markets.
As of December 31, 2025, we had 299 employees and offices in eleven locations in the United States, France, China, South Korea, Japan, Taiwan and Poland. For the year ended December 31, 2025, we generated revenue of $70.6 million, net loss of $34.7 million and net loss per share, basic and diluted of $0.82. As of December 31, 2025, we had Annual Contract Value (as defined below) and Annual Contract Value plus royalties of $77.0 million and $83.6 million, respectively. During the year ended December 31, 2025, our customers had 83 Confirmed Design Starts (as defined below).
Acquisitions
On January 14, 2026, we completed the acquisition of Cycuity. Under the terms of the purchase agreement, we are obligated to pay an aggregate consideration up to $45.0 million, which includes $13.5 million in cash upon closing, $19.5 million in shares of our common stock upon closing and $12.0 million that is payable in shares of our common stock contingent upon Cycuity achieving certain specified booking milestones for the 2026 calendar year. On January 14, 2026, we completed the acquisition for which we paid $14.1 million in cash and issued 1.1 million shares of our common stock. The addition of Cycuity’s technology and expertise strengthens our product portfolio, enabling chip designers to understand and improve data movement security in chiplets and SoCs, and addresses a growing industry concern about the increasing volume of sophisticated cyberattacks targeting the vast amounts of unsecured data moving through semiconductors.
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
End Customer Product Demand and Market Conditions
Demand for our interconnect IP solutions and associated royalty revenue is highly dependent on market conditions in the end markets in which our customers operate. These end markets, which include the automotive, enterprise computing, communications, artificial intelligence and machine learning, consumer electronics, and industrial markets, are subject to a number of factors including end-product acceptance and sales, competitive pressures, supply chain issues and general market conditions. For example, our revenue has been supported by the increased need for more complex SoCs to enable sophisticated automated driving. If the demand in this market continues to grow, we anticipate it will continue to have a positive impact on our revenue. In contrast, if general market conditions deteriorate or other factors occur, such as supply chain issues and global trade restrictions resulting in fewer semiconductors utilizing our IP solutions being available for sale, our revenue would be adversely affected. Further, royalty revenue can be significantly impacted period to period due to changing trends in consumer spending, especially as it relates to the automotive, computing and consumer electronics markets.
Terms of our Agreements with Customers
Our revenue from period to period can be impacted by the terms of the agreements we enter into with our customers. As a result of how these contracts are structured and the revenue is recognized, our revenue in the year ended December 31, 2025, may not be comparable to future periods if we do not enter into similar contractual agreements. Further, a meaningful percentage of our revenue is generated through royalty payments. Because the time between a new license agreement win and the customer’s end product being sold can be substantial, with sales of the end product being subject to a number of factors outside our control, our revenue from royalties is difficult to predict. As a result of the foregoing, revenue may fluctuate significantly from period to period and any increase or decrease in such revenue may not be indicative of future period-to-period increases or decreases.
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
Impact of Operating Globally
We believe our products’ global footprint provides us with the opportunity to enter new markets and accelerate our growth. For 2025, 60.3% of our revenue was derived from sales to customers outside of the United States and 24.5% of our revenue was derived from customers located in China, respectively. For 2024, 62.3% of our revenue was derived from sales to customers outside of the United States and 29.2% of our revenue was derived from customers located in China. While we believe operating internationally has beneficially impacted our results of operations, we are subject to inherent risks attributed to operating in a global economy. Further, our international operations have been, and may in the future continue to be, subject to restrictive government regulations. For example, U.S. export regulations, including regulations announced on October 7, 2022 (as further amended), that impose broad end-use and other restrictions on doing business with certain customers and facilities in China that develop or produce semiconductor chips or manufacturing equipment, may limit or adversely impact our ability to license or support our products to entities in or doing business with certain advanced AI or “supercomputer” design companies, foundries and manufacturers of assemblies and components in China. As a result of these restrictions, our customers may experience changes to or delays in their design projects, and we may face challenges to maintain our revenue and/or our revenue may decrease. Additionally, changes in legislation and regulation as well as the implementation of executive orders and other actions in the United States and other countries, including new trade policies and the imposition of tariffs, may increase costs or make it more difficult to export our products to certain countries.
Further, our global footprint and operations expose us to currency exchange rate movements given we have significant operating expenses denominated in foreign currencies. If the volume of our international operations remains the same or increases and foreign currency exchange rates change, especially the Euro, the impact to our consolidated statements of operations could be significant and may affect the comparability of operating results from period to period.
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

Annual Contract Value
We define Annual Contract Value (ACV) for an individual customer agreement as the total fixed fees under the agreement divided by the number of years in the agreement term. Our total ACV is the aggregate ACVs for all our customers as measured at a given point in time. Total fixed fees include licensing, support and maintenance and other fixed fees under IP licensing or software licensing agreements but exclude variable revenue derived from licensing agreements with customers, particularly royalties. ACV was $77.0 million and $60.7 million as of December 31, 2025, and 2024, respectively. In addition, total ACV plus royalties was $83.6 million and $65.1 million as of December 31, 2025, and 2024, respectively. ACV plus royalties is calculated based on ACV and the trailing-twelve-months variable royalties and other revenue. We monitor ACV to measure our success and believe the increase in the number shows our progress in expanding our customers’ adoption of our platform. We believe ACV provides investors with useful information to assess the strength and trajectory of our business as growth demonstrates the expansion of customer adoption of our platform. ACV fluctuates due to a number of factors, including the timing, duration and dollar amount of customer contracts.
Confirmed Design Starts
We define Confirmed Design Starts as when customers confirm their commencement of new semiconductor designs using our interconnect IP and notify us. Confirmed Design Starts is a metric management uses to assess the activity level of our customers in terms of the number of new semiconductor designs that are started using our interconnect IP in a given period. Our interconnect IP and NoC interface IP customer base contributed to a total of 83 and 76 design starts during the years ended December 31, 2025, and 2024, respectively. We believe that the number of Confirmed Design Starts is an important indicator of the growth of our business and future royalty revenue trends.
Remaining Performance Obligations
We define Remaining Performance Obligations (RPO) as the amount of contracted future revenue that has not yet been recognized, including deferred revenue, billed and unbilled cancelable and non-cancelable contracted amounts.
The RPO amount is intended to provide visibility into future revenue streams. We expect RPO to fluctuate up or down from period to period for several reasons, including variations in amounts, timing, and duration of customer contracts, as well as the timing of billing cycles for each contract. Our RPO was $116.8 million and $88.4 million as of December 31, 2025, and 2024, respectively.
Components of Our Results of Operations
Revenue: Our revenue is primarily derived from licensing intellectual property, licensing software, support and maintenance services, professional services, training services, and royalties. Our agreements often include other service elements including training and professional services which were immaterial for both the years ended December 31, 2025 and 2024.
Our interconnect solutions product arrangements provide customers the right to software licenses, services, and support and maintenance. We enter into licensing arrangements with customers that typically range from two to three years and generally consist of delivery of a design license that grants the customer the right to use the IP to design a contractually defined number of products, a right to access the benefits of its proprietary software tool (RTL), and support and maintenance services that provide the customer a significant benefit from ongoing access to Corporate Application Engineers (CAE) and Field Application Engineers (FAE) (collectively, Application Engineering Support Services) to perform certain verifications including benchmark performance, simulations and ultimately, through the RTL, instantiate designs into silicon over the design term.
Application Engineering Support Services are integral and fundamental to the customer’s ability to derive its intended benefit from the IP.
Besides Application Engineering Support Services, support and maintenance services also consist of a stand-ready obligation to provide technical support and software updates over the support term. Generally, the first year of technical support and software updates are bundled with and into the license fee with a customer option to renew additional years of support throughout the license term. However, we typically continue to provide technical support and software updates throughout the license term even if the customer does not renew these services in subsequent years, making the license term and support and maintenance term co-terminus.

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
Our SoC Integration Automation software products and CSRCompiler product arrangements provide customers with the right to software licenses, software updates and technical support. The software licenses are time-based with terms generally ranging from one to three years. These arrangements generally have two distinct performance obligations for us that consist of transferring the licensed software and the support and maintenance service. Support and maintenance services consist of a stand-ready obligation to provide technical support and software updates over the support term. The majority of our SoC Integration Automation software solutions contracts include termination rights that allow the customer to cancel and receive a pro-rata refund on support and maintenance services at the end of each month of the contract period, which results in a ratable recognition of the related license revenue over the contract term. We record obligations for refunds in accrued expenses and other current liabilities on the consolidated balance sheets.
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
Research and development (R&D) expenses: R&D expenses consist primarily of salaries and associated personnel-related costs, facilities expenses associated with research and development activities, third-party project-related expenses connected with the development of our intellectual property which are expensed as incurred, stock-based compensation expense and other allocated costs. We expect R&D expenses to increase in absolute terms over the long term, and as a percentage of revenue in the short term. We expect R&D expenses to decrease as a percentage of revenue as certain new products are launched in the medium to long term.
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

	Year ended December 31,
	2025	2024
	(in thousands)
Total revenue	$70,579	$57,724
Cost of revenue (1)	6,895	5,962
Gross profit	63,684	51,762
Operating expenses:
Research and development (1)	49,908	45,007
Sales and marketing (1)	26,782	20,796
General and administrative (1)	20,131	17,555
Total operating expenses	96,821	83,358
Loss from operations	(33,137)	(31,596)
Interest expense	(193)	(244)
Other income (expense), net	2,872	3,400
Loss before income taxes and loss from equity method investment	(30,458)	(28,440)
Loss from equity method investment, net of tax	2,813	2,698
Loss before income taxes	(33,271)	(31,138)
Provision for income taxes	1,475	2,500
Net loss	$(34,746)	$(33,638)
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Cost of revenue	$877	$783
Research and development	7,990	7,509
Sales and marketing	4,492	3,079
General and administrative	5,017	4,567
Total stock-based compensation	$18,376	$15,938

The following table summarizes our results of operations as a percentage of total revenue for each of the periods indicated:

	Year Ended December 31,
	2025	2024
	(as a percentage of total revenue)
Total revenue	100%	100%
Cost of revenue	10	10
Gross profit	90	90
Operating expenses:
Research and development	71	78
Sales and marketing	38	36
General and administrative	29	30
Total operating expenses	138	144
Loss from operations	(48)	(54)
Interest expense	—	—
Other income (expense), net	4	6
Loss before income taxes and loss from equity method investment	(44)	(48)
Loss from equity method investment, net of tax	4	5
Loss before income taxes	(48)	(53)
Provision for income taxes	2	4
Net loss	(50)%	(57)%

Comparison of the Years Ended December 31, 2025, and 2024
Revenue

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands)
Licensing, support and maintenance	$63,859	$52,815	$11,044	21%
Variable royalties	6,596	4,405	2,191	50%
Other	124	504	(380)	(75)%
Total	$70,579	$57,724	$12,855	22%
Revenue from licensing, support and maintenance increased by $11.0 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in revenue from licensing, support and maintenance was primarily due to new license arrangements with existing customers and the addition of new customers. Growth in our variable royalty revenue was primarily due to an increase in product sales from certain existing customers and an increase of $0.3 million from a royalty audit. Other revenue decreased primarily due to revenue from professional services that was recognized during the year ended December 31, 2024, which did not repeat during the year ended December 31, 2025.
Cost of revenue

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands)
Cost of revenue	$6,895	$5,962	$933	16%
Cost of revenue increased by $0.9 million, or 16%, for the year ended December 31, 2025, from $6.0 million for the year ended December 31, 2024. The increase in cost of revenue was primarily due to higher employee-related expenses, mainly driven by increased headcount of our application engineers.

Operating expenses

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands)
Research and development	$49,908	$45,007	$4,901	11%
Sales and marketing	26,782	20,796	5,986	29%
General and administrative	20,131	17,555	2,576	15%
Total operating expenses	$96,821	$83,358	$13,463	16%
Research and development expenses
R&D expenses increased by $4.9 million, or 11%, to $49.9 million for the year ended December 31, 2025, from $45.0 million for the year ended December 31, 2024. The increase in R&D expenses was primarily due to our investments in next generation products. We incurred higher employee-related costs of $4.1 million, mainly driven by increased headcount to support the growth of our business, higher stock-based compensation expense, one-time separation related charges and foreign exchange impact from weakening of the U.S. dollar against the Euro. We also incurred higher professional fees of $1.1 million. These increases were largely offset by higher R&D tax credits of $0.9 million granted to our subsidiary in France.
Sales and marketing expenses
S&M expenses increased by $6.0 million, or 29%, to $26.8 million for the year ended December 31, 2025, from $20.8 million for the year ended December 31, 2024. The increase in S&M expenses was primarily due to higher employee-related costs of $5.1 million mainly driven by increased headcount to support the growth of our business, higher stock-based compensation expense and one-time separation related charges.
General and administrative expenses
G&A expenses increased by $2.6 million, or 15%, to $20.1 million for the year ended December 31, 2025, from $17.6 million for the year ended December 31, 2024. The increase in G&A expenses was primarily due to higher legal and consulting services associated with acquisition-related activities of $1.4 million, higher employee-related costs of $0.8 million mainly driven by increased headcount to support the growth of our business and higher stock-based compensation expense of $0.5 million. These increases were partially offset by lower professional fees of $0.7 million.
Interest expense

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands)
Interest expense	$(193)	$(244)	$51	(21)%
Interest expense for the year ended December 31, 2025, remained relatively flat compared to the year ended December 31, 2024.
Other income (expense), net

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands)
Other income (expense), net	$2,872	$3,400	$(528)	(16)%
Other income (expense), net for the year ended December 31, 2025 was $2.9 million compared to $3.4 million for the year ended December 31, 2024. The decrease in other income (expense), net was primarily due to lower market interest rates on cash balances and lower interest income earned on our available-for-sale investments.

Loss from equity method investment

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands)
Loss from equity method investment	$2,813	$2,698	$115	4%
Loss from equity method investment remained relatively flat for the year ended December 31, 2025 compared to the year ended December 31, 2024. Such losses are expected to continue in the near future. Transchip's ability to continue its operations is dependent upon raising additional capital, which it currently expects to be able to raise.
Provision for income taxes

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands)
Provision for income taxes	$1,475	$2,500	$(1,025)	(41)%
The provision for income taxes for the year ended December 31, 2025 was $1.5 million compared to $2.5 million for the year ended December 31, 2024. The decrease in our income tax expense was primarily due to changes in current year foreign withholding taxes and changes in income tax laws that allow the Company to deduct domestic R&D expenses during the year ended December 31, 2025.
Liquidity and Capital Resources
Since inception, we have financed operations primarily from payments received from our customers, the net proceeds from the sale of our common stock in the IPO as well as the net proceeds from the private issuance of our convertible preferred stock and common stock. As of December 31, 2025, we had $54.6 million in cash and cash equivalents and short-term investments of which $2.2 million was held by our foreign subsidiaries. In addition, as of December 31, 2025, we also had $4.9 million in long-term investments.
In December 2025, we filed a Registration Statement on Form S-3 covering the offering of up to $200.0 million of common stock, preferred stock, debt securities, warrants and units, which was declared effective by the SEC in December 2025 (the S-3 Registration Statement). In December 2025, we also entered into an Open Market Sales Agreement (the Sales Agreement) with Jefferies LLC as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million pursuant to the S-3 Registration Statement as an “at-the-market” offering under the Securities Act (the 2022 ATM Offering Program). For the year ended December 31, 2025, no shares had been sold pursuant to the Sales Agreement.
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
Cash Flows
The following table summarizes changes in our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$6,733	$(720)
Net cash provided by investing activities	$12,028	$970
Net cash provided by (used in) financing activities	$1,417	$(262)

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
For the year ended December 31, 2025, net cash provided by operating activities was $6.7 million, primarily due to our net loss of $34.7 million, adjusted for non-cash charges of $23.6 million and $17.9 million changes in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $18.4 million and depreciation and amortization of $3.4 million, loss from our equity method investment of $2.8 million, partially offset by amortization of deferred income of $1.2 million and net accretion of discounts on available-for-sale securities of $0.4 million. The drivers of the changes in operating assets and liabilities were a $19.7 million increase in deferred revenue, a $3.3 million increase in accrued expenses and other liabilities, and a $1.4 million decrease in accounts receivable, partially offset by a $6.3 million increase in prepaid expenses and other assets, and a $0.2 million decrease in accounts payable.
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
Investing Activities
Net cash provided by investing activities for the year ended December 31, 2025, was $12.0 million primarily attributable to $42.9 million of proceeds from maturities and sales of available-for-sale securities, partially offset by $29.5 million of purchases of available-for-sale securities, and $1.4 million of purchases of property and equipment.
Net cash provided by investing activities for the year ended December 31, 2024, was $1.0 million primarily attributable to $38.5 million of proceeds from maturities of available-for-sale securities, partially offset by $37.2 million of purchases of available-for-sale securities and certificate of deposit, and $0.3 million of purchases of property and equipment.
Financing Activities
For the year ended December 31, 2025, net cash provided by financing activities was $1.4 million, primarily attributable to proceeds from exercise of stock options and employee stock purchase plan, partially offset by principal payments under vendor financing arrangements.
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
Contractual Obligations
Our principal commitments consist of obligations under our operating leases for office space and data center hosting space and vendor finance arrangements. Information regarding our lease commitments as of December 31, 2025, can be found in Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our obligations as of December 31, 2025, under our vendor finance arrangements are described in Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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
Design Solutions
Our interconnect solutions product arrangements provide customers the right to software licenses, services, and support and maintenance. We enter into licensing arrangements with customers that typically range from two to three years and generally consist of delivery of a design license that grants the customer the right to use the IP to design a contractually defined number of products, a right to access the benefits of its proprietary software tool (RTL), and support and maintenance services that provide the customer a significant benefit from ongoing access to Corporate Application Engineers (CAE) and Field Application Engineers (FAE) (collectively, Application Engineering Support Services) to perform certain verifications including benchmark performance, simulations and ultimately, through the RTL, instantiate designs into silicon over the design term.
Application Engineering Support Services are integral and fundamental to the customer’s ability to derive its intended benefit from the IP.
Besides Application Engineering Support Services, support and maintenance services also consist of a stand-ready obligation to provide technical support and software updates over the support term. Generally, the first year of technical support and software updates are bundled with and into the license fee with a customer option to renew additional years of support throughout the license term. However, we typically continue to provide technical support and software updates throughout the license term even if the customer does not renew these services in subsequent years, making the license term and support and maintenance term co-terminus.

Considering the nature of the combined license and assisting our customers in applying our IP technology in our customers’ development environment and the relative significance thereof, we have concluded that our promise to provide an Interconnect Solutions IP license is not distinct from our obligation to provide the Application Engineering Support Services and benefits of the RTL. Customers cannot benefit from the design license on its own; the Interconnect Solutions IP, RTL, and the Application Engineering Support Services serve to fulfill our commitment to the customer, as they represent inputs to a single, combined performance obligation that commences upon the later of the arrangement effective date or transfer of the software license. Further, although technical support and software updates is a distinct performance obligation, it is accounted for as if it were part of a single performance obligation that includes the licenses, RTL and Application Engineering Support Services because the technical support and updates are provided in practice for the same period of time and have the same time-based pattern of transfer to the customer as the combined design license, RTL, and Application Engineering Support Services. Therefore, revenue from Interconnect Solutions IP licensing arrangements is recognized ratably over the design term.
Revenues that are derived from the sale of a licensee’s products that incorporate our IP are classified as royalty revenues. Royalty revenues are recognized during the quarter in which the sale of the product incorporating our IP occurs and are included in variable royalties and other in the consolidated statements of operations. Royalties are calculated either as a percentage of the revenues received by a licensee’s sale of products incorporating our IP or on a per unit basis, as specified in the agreements with the licensees. For the majority of our royalty revenues, we receive the actual sales data from our customers after the quarter ends and account for it as unbilled receivables. In such instances, we recognize royalty revenues based on our estimation of the customer’s sales during the quarter.
SoC Integration Automation Software Solutions
Our SoC Integration Automation software solutions and CSRCompiler product arrangements provide customers the right to software licenses, software updates and technical support. The software licenses are time-based licenses with terms generally ranging from one to three years. These arrangements generally have two distinct performance obligations that consist of transferring the licensed software and the support and maintenance service. Support and maintenance services consist of a stand-ready obligation to provide technical support and software updates over the support term. Majority of our SoC Integration Automation software solutions contracts include termination rights that allow the customer to cancel and receive a pro-rata refund on support and maintenance services at the end of each month of the contract period, which results in a ratable recognition of the related license revenue over the contract term. We record obligations for refunds in accrued expenses and other current liabilities on the consolidated balance sheets.
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
Flexible Spending Accounts
Some customers enter into a non-cancelable flexible spending account agreement (FSA Agreement) whereby the customer commits to a fixed dollar amount over a specified period of time that can be used to purchase from a list of our products or services. These agreements do not meet the definition of a revenue contract until the customer executes a separate order to identify the required products and services that they are purchasing. Each separate order under the agreement is treated as an individual contract and accounted for based on the respective performance obligations included within the FSA agreements.
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
Income Taxes
We account for income taxes under the asset and liability method. Under this method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We provide for a valuation allowance when it is more likely than not that some portion, or all of our deferred tax assets will not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. As of December 31, 2025, and 2024, we recorded a full valuation allowance against our U.S. federal, state, and certain foreign jurisdiction deferred tax assets.

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
Goodwill and Intangible Assets
We test our goodwill and other indefinite-lived intangible assets for impairment during the last day of the third fiscal quarter each year or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value below its carrying value. We completed the most recent annual impairment test of goodwill at the reporting unit level. We have one reporting unit. We determined that our reporting unit had significant fair value in excess of carrying value. For the years ended December 31, 2025, and 2024, we did not have any goodwill or other indefinite-lived intangible assets impairment.
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
Recently Issued and Adopted Accounting Pronouncements
For more information regarding recently issued accounting pronouncements, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this report.
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
If the volume of our international operations increases and foreign currency exchange rates changes, the impact to our consolidated statements of operations could be significant and may affect the comparability of operating results. The impact from foreign currency remeasurement during the years ended December 31, 2025, and 2024 was approximately $0.4 million and $0.2 million, respectively. We do not believe a 10% increase or decrease in foreign exchange rates would have resulted in a material impact to our operating results.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Arteris, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arteris, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 12, 2026
We have served as the Company’s auditor since 2023.

Arteris, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$33,901	$13,684
Short-term investments (Note 5)	20,698	30,157
Accounts receivable, net of allowance of $73 and $131 as of December 31, 2025, and 2024, respectively	19,183	20,608
Prepaid expenses and other current assets	8,608	4,634
Total current assets	82,390	69,083
Property and equipment, net	3,872	4,019
Long-term investments (Note 5)	4,946	8,504
Equity method investment	2,989	5,802
Operating lease right-of-use assets	3,919	3,838
Intangibles, net	2,168	3,024
Goodwill	4,178	4,178
Other assets	10,569	7,687
TOTAL ASSETS	$115,031	$106,135
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$340	$539
Accrued expenses and other current liabilities	19,094	15,899
Operating lease liabilities, current	1,233	917
Deferred revenue, current	51,367	40,445
Vendor financing arrangements, current	1,166	1,482
Total current liabilities	73,200	59,282
Deferred revenue, noncurrent	43,974	35,177
Operating lease liabilities, noncurrent	3,116	2,998
Vendor financing arrangements, noncurrent	452	594
Deferred income, noncurrent	6,452	7,631
Other liabilities	2,469	1,641
Total liabilities	129,663	107,323
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, par value of $0.001—10,000,000 shares authorized and no shares issued and outstanding as of both December 31, 2025, and 2024	—	—
Common stock, par value of $0.001—300,000,000 shares authorized at December 31, 2025, and 2024; 44,268,816 and 40,724,936 shares issued and outstanding at December 31, 2025, and 2024, respectively	44	40
Additional paid-in capital	156,776	135,522
Accumulated other comprehensive income	179	135
Accumulated deficit	(171,631)	(136,885)
Total stockholders’ deficit	(14,632)	(1,188)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$115,031	$106,135
See notes to consolidated financial statements

Arteris, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year ended December 31,
	2025	2024
Revenue
Licensing, support and maintenance	$63,859	$52,815
Variable royalties and other	6,720	4,909
Total revenue	70,579	57,724
Cost of revenue	6,895	5,962
Gross profit	63,684	51,762
Operating expenses:
Research and development	49,908	45,007
Sales and marketing	26,782	20,796
General and administrative	20,131	17,555
Total operating expenses	96,821	83,358
Loss from operations	(33,137)	(31,596)
Interest expense	(193)	(244)
Other income (expense), net	2,872	3,400
Loss before income taxes and loss from equity method investment	(30,458)	(28,440)
Loss from equity method investment, net of tax	2,813	2,698
Loss before income taxes	(33,271)	(31,138)
Provision for income taxes	1,475	2,500
Net loss	$(34,746)	$(33,638)

Net loss per share attributable to common stockholders, basic and diluted	$(0.82)	$(0.86)
Weighted-average shares used in computing per share amounts, basic and diluted	42,290,619	38,914,197
See notes to consolidated financial statements.

Arteris, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year ended December 31,
	2025	2024
Net loss	$(34,746)	$(33,638)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities, net of tax	25	(19)
Unrealized pension actuarial gain	19	34
Comprehensive loss	$(34,702)	$(33,623)
See notes to consolidated financial statements.

Arteris, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share data)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
BALANCE—December 31, 2023	37,518,583	$37	$118,193	$120	$(103,247)	$15,103
Issuance of common stock upon exercise of stock options	693,909	1	889	—	—	890
Issuance of common stock for settlement of Restricted Stock Units (RSUs)	2,432,842	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan (ESPP)	79,602	—	538	—	—	538
Stock-based compensation expense	—	—	15,904	—	—	15,904
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(19)	—	(19)
Unrealized pension actuarial gain	—	—	—	34	—	34
Net loss	—	—	—	—	(33,638)	(33,638)
BALANCE—December 31, 2024	40,724,936	40	135,522	135	(136,885)	(1,188)
Issuance of common stock upon exercise of stock options	774,458	1	1,865	—	—	1,866
Issuance of common stock for settlement of RSUs	2,607,741	3	(3)	—	—	—
Issuance of common stock under ESPP	161,681	—	982	—	—	982
Stock-based compensation expense	—	—	18,410	—	—	18,410
Unrealized gains on available-for-sale securities, net of tax	—	—	—	25	—	25
Unrealized pension actuarial gain	—	—	—	19	—	19
Net loss	—	—	—	—	(34,746)	(34,746)
BALANCE—December 31, 2025	44,268,816	$44	$156,776	$179	$(171,631)	$(14,632)
See notes to consolidated financial statements.

Arteris, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,746)	$(33,638)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,376	3,362
Stock-based compensation	18,376	15,938
Pension plan expenses	201	163
Amortization of deferred income	(1,179)	(1,182)
Loss from equity method investment	2,813	2,698
Net accretion of discounts on available-for-sale securities	(368)	(695)
Other, net	401	(9)
Changes in operating assets and liabilities:
Accounts receivable, net	1,425	(8,605)
Prepaid expenses and other assets	(6,347)	(1,068)
Accounts payable	(191)	324
Accrued expenses and other liabilities	3,253	3,079
Deferred revenue	19,719	18,913
Net cash provided by (used in) operating activities	6,733	(720)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,388)	(324)
Purchases of available-for-sale securities and other	(29,528)	(37,175)
Proceeds from maturities and sales of available-for-sale securities and other	42,944	38,469
Net cash provided by investing activities	12,028	970
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under vendor financing arrangements	(1,503)	(1,749)
Proceeds from exercise of stock options	1,866	890
Proceeds from employee stock purchase plan	982	538
Other financing activities	72	59
Net cash provided by (used in) financing activities	1,417	(262)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	20,178	(12)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	14,072	14,084
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$34,250	$14,072

Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$33,901	$13,684
Restricted cash, current	97	98
Restricted cash, noncurrent	252	290
Cash, cash equivalents and restricted cash at end of period	$34,250	$14,072

Supplemental cash flow information:
Cash paid for taxes	$2,819	$1,552
Noncash activities:
Accrued deferred offering costs	$522	$—
Operating lease right-of-use assets exchanged for lease liabilities	$1,151	$464
Purchase of property and equipment through vendor financing	$1,738	$546
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
Net Loss per Share
Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock during the period, plus the dilutive effects of stock options and restricted stock units (RSUs). Dilutive shares of common stock are determined by applying the treasury stock method. Since the Company was in a loss position for all periods presented, the diluted earnings per share was equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.

Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. The Company’s cash equivalents include deposits in money market accounts which were unrestricted as to withdrawal or use and are stated at fair value. As of December 31, 2025, cash and cash equivalents consisted primarily of checking, savings, money market accounts, and highly liquid investments with original maturities of three months or less. Interest earned on cash and cash equivalents is included in other income (expense), net in the consolidated statements of operations.
As of December 31, 2025, and 2024, the Company’s restricted cash balance was $0.3 million and $0.4 million, respectively. The Company’s restricted cash balance as of December 31, 2025 primarily related to a letter of credit for its facility lease agreement and collateralized cash for corporate credit cards. Restricted cash, current is included in prepaid expenses and other current assets and restricted cash, noncurrent is included in other assets on the consolidated balance sheets.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable, net consists of primarily billed and unbilled trade accounts receivable. Unbilled accounts receivable represents amounts recorded as royalty revenue which will be invoiced within a short period upon receipt of the royalty reports from the licensees. The Company records accounts receivable when it has an unconditional right to consideration. Trade accounts receivable are recorded at the invoiced amount. The Company establishes allowances for potential credit losses by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company’s allowance for credit losses activity has historically not been significant. Probable losses are recorded in general and administrative expense in the consolidated statements of operations.
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
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	As of December 31,
	2025	2024
Customer A	13%	22%
Customer B	—%	19%
Customer C	11%	14%
Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Year Ended December 31,
	2025	2024
Customer C	13%	15%

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
The Company evaluates the recoverability of property and equipment for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. No impairment was recognized during the years ended December 31, 2025, and 2024.
Goodwill and Intangible Assets
The Company tests its goodwill and other indefinite-lived intangible assets for impairment during the last day of the third fiscal quarter each year or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value below its carrying value. For the years ended December 31, 2025, and 2024, the Company did not have any goodwill or other indefinite-lived intangible assets impairment.
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
The Company leases its offices at various locations under operating lease agreements expiring at various dates through 2034. Under the terms of these agreements, the Company also bears the costs for certain insurance, property tax, and maintenance. The terms of certain lease agreements provide for increasing rental payments at fixed intervals.
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
Design Solutions
Interconnect Solutions product arrangements provide customers the right to software licenses, services, and support and maintenance. The Company enters into licensing arrangements with customers that typically range from two to three years and generally consist of delivery of a design license that grants the customer the right to use the IP to design a contractually defined number of products, a right to access the benefits of its proprietary software tool (RTL), and support and maintenance services that provide the customer a significant benefit from ongoing access to Corporate Application Engineers (CAE) and Field Application Engineers (FAE) (collectively, Application Engineering Support Services) to perform certain verifications including benchmark performance, simulations and ultimately, through the RTL, instantiate designs into silicon over the design term.
Application Engineering Support Services are integral and fundamental to the customer’s ability to derive its intended benefit from the IP. Besides Application Engineering Support Services, support and maintenance services also consist of a stand-ready obligation to provide technical support and software updates over the support term. Generally, the first year of technical support and software updates are bundled with and into the license fee with a customer option to renew additional years of support throughout the license term. However, the Company typically continues to provide technical support and software updates throughout the license term even if the customer does not renew these services in subsequent years, making the license term and support and maintenance term co-terminus.
Considering the nature of the combined license and assisting the Company’s customers in applying its IP technology in its customers’ development environment and the relative significance thereof, the Company has concluded that its promise to provide an Interconnect Solutions IP license is not distinct from its obligation to provide the Application Engineering Support Services and benefits of the RTL. Customers cannot benefit from the design license on its own; the Interconnect Solutions IP, RTL, and the Application Engineering Support Services serve to fulfill its commitment to the customer, as they represent inputs to a single, combined performance obligation that commences upon the later of the arrangement effective date or transfer of the software license. Further, although technical support and software updates is a distinct performance obligation, it is accounted for as if it were part of a single performance obligation that includes the licenses, RTL and Application Engineering Support Services because the technical support and updates are provided in practice for the same period of time and have the same time-based pattern of transfer to the customer as the combined design license, RTL, and Application Engineering Support Services. Therefore, revenue from Interconnect Solutions IP licensing arrangements is recognized ratably over the design term.
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

SoC Integration Automation Software Solutions
The Company’s SoC Integration Automation software solutions and CSRCompiler product arrangements provide customers the right to software licenses, software updates and technical support. The software licenses are time-based licenses with terms generally ranging from one to three years. These arrangements generally have two distinct performance obligations that consist of transferring the licensed software and the support and maintenance service. Support and maintenance services consist of a stand-ready obligation to provide technical support and software updates over the support term. Majority of the Company’s SoC Integration Automation software solutions contracts include termination rights that allow the customer to cancel and receive a pro-rata refund on support and maintenance services at the end of each month of the contract period, which results in a ratable recognition of the related license revenue over the contract term. The Company records obligations for refunds in accrued expenses and other current liabilities on the consolidated balance sheets.
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

Flexible Spending Accounts
Some customers enter into a non-cancelable flexible spending account agreement (FSA Agreement) whereby the customer commits to a fixed dollar amount over a specified period of time that can be used to purchase from a list of the Company’s products or services. These agreements do not meet the definition of a revenue contract until the customer executes a separate order to identify the required products and services that they are purchasing. Each separate order under the agreement is treated as an individual contract and accounted for based on the respective performance obligations included within the FSA agreements.
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
Cost of Revenue
Cost of Revenues relates to costs associated with the Company’s licensing arrangements and support and maintenance, including applicable application engineers’ personnel-related costs such as stock-based compensation, travel, amortization of developed technology acquired intangibles and allocated overhead.
Allocation of Overhead Costs
Overhead costs that are not substantially dedicated for use by a specific functional group are allocated based on headcount. Such costs include costs associated with office facilities, depreciation of property and equipment, certain support function personnel costs and other expenses.
Research and Development
Research and development costs that do not meet the criteria for capitalization are expensed as incurred. Research and development costs consist primarily of compensation, stock-based compensation, and employee benefits of engineering and product development personnel, consulting services, other direct expenses and other allocated costs.

Software Development Costs
Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Arteris has not capitalized any software development costs as of and for the years ended December 31, 2025, and 2024 as the period between establishing technological feasibility and general customer release has historically been short and therefore capitalizable costs have been insignificant.
The Company has not capitalized any internal-use software development costs as these costs have historically been insignificant.
Sales and Marketing
Sales and marketing expenses consist of compensation and employee benefits of marketing and sales personnel and related support teams, and stock-based compensation, as well as travel, trade show sponsorships and events, conferences, and internet advertising costs. Advertising costs, included in sales and marketing expenses, are expensed as incurred. The Company incurred advertising costs of $0.2 million and $0.1 million for the years ended December 31, 2025, and 2024, respectively.
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

Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company provides for a valuation allowance when it is more likely than not that some portion, or all of its deferred tax assets will not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. As of December 31, 2025, and 2024, the Company recorded a full valuation allowance against its U.S. federal, state, and certain foreign jurisdiction net deferred tax assets.
ASC Topic 740, Accounting for Income Taxes (ASC 740), prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were $4.0 million and $3.6 million unrecognized tax benefits as of December 31, 2025, and 2024, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The amounts accrued for the payment of interest and penalties were not significant as of both December 31, 2025, and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Government Assistance
The Company's government assistance during the year ended December 31, 2025, and 2024 primarily consists of R&D tax credits granted to the Company’s subsidiary in France. These R&D tax credits are granted to encourage companies to conduct technical and scientific research. For accounting purposes, the foreign R&D tax credits are recorded as an offset to research and development expenses in the consolidated statements of operations, and included in prepaid expenses and other current assets and other assets on the consolidated balance sheets based on the expected timing of collection. The Company recorded $3.1 million and $2.2 million of foreign R&D tax credit during the years ended December 31, 2025, and 2024, respectively. The Company expects to collect the R&D tax amounts over a period of four years.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB), issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 on a prospective basis. The adoption of ASU 2023-09 resulted in expanded disclosures in the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, to address suggestions received from stakeholders on the ASC and to make other incremental improvements to GAAP. This ASU represents changes to the codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to amend the guidance in Topic 270. The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. This ASU is effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities. This ASU establishes the accounting and presentation for government grants received by a business entity under Government Grants (Topic 832). This ASU is effective for fiscal years beginning after December 15, 2028 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which eliminates accounting consideration of software project development stages and clarifies the threshold applied to begin capitalizing costs. This ASU is effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual period. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
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
3. REVENUE
Disaggregated Revenue
The following table shows revenue by product and services groups (in thousands):

	Year Ended December 31,
	2025	2024
Licensing, support and maintenance	$63,859	$52,815
Variable royalties	6,596	4,405
Other	124	504
Total	$70,579	$57,724
Contract Balances
The following table provides information about accounts receivable, net, contract assets and deferred revenue (in thousands):

	As of December 31,
	2025	2024
Accounts receivable, net	$19,183	$20,608
Contract assets, current portion	$—	$167
Deferred revenue	$95,341	$75,622

During the years ended December 31, 2025, and 2024, the Company recognized revenue of $44.0 million and $35.6 million, respectively, that was included in the deferred revenue balance at the beginning of the respective periods. Contract assets, current are included in prepaid expenses and other current assets on the consolidated balance sheets.
As of December 31, 2025, non-cancelable contracted but unsatisfied or partially satisfied performance obligations that have not yet been recognized were $112.4 million which include deferred revenue, amounts that will be invoiced and recognized as revenues in future periods and Flexible Spending Accounts (FSA) commitments, from customers where actual product selection and quantities of specific products are to be determined by customers at a future period. The Company expects to recognize $56.8 million of this balance over the next 12 months and the remainder thereafter. FSA commitments amounted to $3.8 million and $2.3 million as of December 31, 2025, and 2024, respectively. The Company has elected to exclude the potential future royalty receipts from these amounts.
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

	As of December 31,
	2025	2024
Short-term commission capitalized in prepaid expenses and other current assets	$3,124	$2,311
Long-term commission capitalized in other assets	2,417	1,789
Total	$5,541	$4,100
Amortization of capitalized sales commissions was $3.6 million and $3.5 million for the years ended December 31, 2025, and 2024, respectively, and are included in sales and marketing expense in the consolidated statements of operations.
4. NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(34,746)	$(33,638)
Denominator:
Weighted-average shares outstanding, basic and diluted	42,290,619	38,914,197

Net loss per share, basic and diluted	$(0.82)	$(0.86)
Since the Company was in a loss position for all periods presented, the diluted earnings per share was equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.

The following table summarizes the potentially dilutive securities that were excluded from the calculation of diluted earnings per share because they would be anti-dilutive:

	As of December 31,
	2025	2024
Stock options	1,703,146	2,197,604
Restricted stock units	4,355,001	5,225,948
Restricted common shares issued for business combination	—	234,859
Shares committed under the 2021 ESPP	56,659	83,398
Total	6,114,806	7,741,809
5.    INVESTMENTS
The following tables summarize the fair value and amortized cost of the Company’s cash equivalents and available-for-sale securities by major security type (in thousands):

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Aggregate Fair Value
Assets:
Money market funds	$30,661	$—	$30,661
Corporate bonds	18,304	41	18,345
U.S. treasury securities	3,825	5	3,830
U.S. government agency securities	3,469	—	3,469
Total financial assets	$56,259	$46	$56,305

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Aggregate Fair Value
Assets:
U.S. government agency securities	$18,730	$16	$18,746
U.S. treasury securities	11,752	1	11,753
Money market funds	10,410	—	10,410
Corporate bonds	8,157	5	8,162
Total financial assets	$49,049	$22	$49,071
The maturity dates of the Company’s investments are as follows (in thousands):

December 31, 2025
Less than one year	$51,359
1-2 years	4,946
Total	$56,305
As of both December 31, 2025 and 2024, there were no securities in a continuous net unrealized loss position for more than 12 months. As of both December 31, 2025, and 2024, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor does it foresee or project that it will be required to sell those investments before recovery of their amortized costs basis, which may be at maturity. Thus, as of both December 31, 2025, and 2024 no allowance for credit losses or impairment losses for the Company’s investments were recorded.

6. FAIR VALUE MEASUREMENTS
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Equity method investments, and certain non-financial assets, such as intangible assets, are remeasured at fair value only if an impairment or observable price adjustment is recognized in the current period.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include vendor financing arrangements. The carrying value of the vendor financing agreements was $1.6 million and $2.1 million as of December 31, 2025, and 2024, respectively. The Company’s vendor financing arrangements are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon the Company’s incremental borrowing rate. The estimated fair values of these financial instruments approximate their carrying values.
Financial Instruments Recorded at Fair Value on a Recurring Basis
The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of December 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$30,661	$—	$—	$30,661
Total cash equivalents	30,661	—	—	30,661
Short-term investments:
Corporate bonds	—	14,524	—	14,524
U.S. government agency securities	—	2,969	—	2,969
U.S. treasury securities	—	3,205	—	3,205
Total short-term investments	—	20,698	—	20,698
Long-term investments:
Corporate bonds	—	3,821	—	3,821
U.S. treasury securities	—	625	—	625
U.S. government agency securities	—	500	—	500
Total long-term investments	—	4,946	—	4,946
Total financial assets	$30,661	$25,644	$—	$56,305

	As of December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$10,410	$—	$—	$10,410
Total cash equivalents	10,410	—	—	10,410
Short-term investments:
Corporate bonds	—	5,542	—	5,542
U.S. government agency securities	—	14,850	—	14,850
U.S. treasury securities	—	9,765	—	9,765
Total short-term investments	—	30,157	—	30,157
Long-term investments:
Corporate bonds	—	2,620	—	2,620
U.S. treasury securities	—	1,988	—	1,988
U.S. government agency securities	—	3,896	—	3,896
Total long-term investments	—	8,504	—	8,504
Total financial assets	$10,410	$38,661	$—	$49,071
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
7. INTANGIBLE ASSETS AND GOODWILL
Intangible assets, net
Intangible assets, net consisted of the following as of December 31, 2025 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted-Average Useful Lives
Developed technology	$3,590	$(2,446)	$1,144	3.8 years
Customer relationships	1,830	(973)	857	4.0 years
Trade name and other	200	(33)	167	—
Total intangibles	$5,620	$(3,452)	$2,168
Intangible assets, net consisted of the following as of December 31, 2024 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value	Weighted-Average Useful Lives
Developed technology	$3,590	$(1,835)	$1,755	5.6 years
Customer relationships	1,830	(744)	1,086	5.0 years
Trade name and other	200	(17)	183	—
Total intangibles	$5,620	$(2,596)	$3,024
Amortization expense of intangible assets was $0.9 million and $0.8 million for the years ended December 31, 2025, and 2024, respectively.

The expected future amortization expense of these intangible assets as of December 31, 2025, is as follows (in thousands):

Fiscal year ending December 31,	Amount
2026	$544
2027	527
2028	516
2029	340
2030	91
Total future amortization expense	$2,018
Goodwill
Goodwill was $4.2 million as of both December 31, 2025, and 2024. No goodwill impairments were recorded during the years ended December 31, 2025, and 2024.
8. BALANCE SHEET COMPONENTS
Certain changes in presentation have been made to conform the prior period presentation to the current period reporting.

Accounts Receivable, net
The following table presents the components of accounts receivable, net (in thousands):

	As of December 31,
	2025	2024
Accounts receivable	$17,494	$19,373
Unbilled accounts receivable	1,762	1,366
Total accounts receivable	19,256	20,739
Less: allowance for credit losses	(73)	(131)
Total accounts receivable, net	$19,183	$20,608
The allowance for credit losses was $0.1 million as of both December 31, 2025, and 2024.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2025	2024
Capitalized commissions asset, net	$3,124	$2,311
Foreign R&D tax credit receivable	1,701	—
Software & subscriptions	1,011	669
Insurance	829	685
Deferred offering costs	549	—
Investment interest receivable	238	301
Contract assets	—	167
Other	1,156	501
Total prepaid expenses and other current assets	$8,608	$4,634

Property and Equipment, net
Property and equipment consisted of the following (in thousands):

	As of December 31,
	2025	2024
Software and technology equipment	$8,465	$7,525
Office furniture and hardware equipment	997	876
Leasehold improvements	647	620
Construction in progress	—	31
Total property and equipment	10,109	9,052
Less: accumulated depreciation and amortization	(6,237)	(5,033)
Total property and equipment, net	$3,872	$4,019
Depreciation and amortization expenses related to property and equipment for both the years ended December 31, 2025, and 2024, were $2.5 million.
Other Assets
Other assets consisted of the following (in thousands):

	As of December 31,
	2025	2024
Foreign R&D tax credit receivable	$7,517	$5,408
Capitalized commissions asset, net	2,417	1,789
Other	635	490
Total other assets	$10,569	$7,687
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024
Payroll and related benefits	$12,467	$10,035
Accrued professional fees	2,377	992
Customer refund liability	2,232	1,761
Deferred income	1,179	1,179
Contingent acquisition milestone liability	18	826
Other accrued liabilities	821	1,106
Total accrued expenses and other current liabilities	$19,094	$15,899
Other Liabilities
Other liabilities consist of the following (in thousands):

	As of December 31,
	2025	2024
Pension accrual	$1,291	$983
Retirement benefit liability	803	422
Other liabilities	375	236
Total other liabilities	$2,469	$1,641

9. LEASES
The Company leases its offices and data center hosting space at various locations under operating lease agreements expiring at various dates through 2034. Under the terms of these agreements, the Company also bears the costs for certain insurance, property tax, and maintenance. The terms of certain lease agreements provide for increasing rental payments at fixed intervals.
Total operating lease related costs were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease cost	$1,521	$1,288
Short-term lease cost	108	66
Total lease cost	$1,629	$1,354
The weighted-average remaining term of the Company’s operating leases was 3.8 years and 3.9 years as of December 31, 2025, and 2024, respectively. The weighted-average discount rate used to measure the present value of the operating lease liabilities was 10.0% as of both December 31, 2025, and 2024. Cash payments made related to operating lease liabilities were $1.6 million and $1.2 million for the years ended December 31, 2025, and 2024, respectively.
Maturities of operating lease liabilities as of December 31, 2025, were as follows (in thousands):

Fiscal year ending December 31,	Amount
2026	$1,595
2027	1,529
2028	1,110
2029	412
2030	230
Thereafter	365
Total undiscounted cash flows	5,241
Less: imputed interest	(892)
Present value of lease liabilities	$4,349

Operating lease liabilities, current	$1,233
Operating lease liabilities, noncurrent	3,116
Total lease liabilities	$4,349

10. BORROWINGS
Vendor financing arrangements—The Company has various vendor financing arrangements with extended payment terms on the purchase of software licenses and equipment. In order to determine the present value of the commitments, the Company used an imputed interest rate of 10.0%, which is an estimate based on the Company’s collateralized borrowing rate.
Expected cash flows related to vendor financing arrangements as of December 31, 2025, were as follows (in thousands):

Fiscal year ending December 31,	Amount
2026	$1,241
2027	500
Total undiscounted cash flows	1,741
Less: Imputed interest	(123)
Present value of vendor financing arrangements	$1,618

Vendor financing arrangements, current	$1,166
Vendor financing arrangements, noncurrent	452
$1,618
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
The Company has incurred no actual payment obligations from these above-noted indemnification provisions and director and officer indemnity agreements during 2025 and 2024, and the consolidated financial statements do not include liabilities for any potential indemnity-related obligations as of December 31, 2025, and 2024.
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

In December 2022, the Company received notice of a complaint filed by Network System Technologies, LLC (NST) against the Company and another defendant in the semiconductor industry in the United States District Court for the Western District of Texas alleging intellectual property infringement of certain NST products. Additional complaints were filed in the Eastern District of Texas against certain companies, including some customers of the Company. On September 4, 2024, the court in the Western District of Texas dismissed all claims against the Company without prejudice. The court will maintain jurisdiction solely for the purpose of enforcing discovery. As of December 31, 2025, no new claims against the Company in connection with this matter have been made, nor have any new customer indemnity claims been received. The Company will continue to monitor this matter.
On October 14, 2025, NST filed new patent infringement complaints against three customers of the Company. The Company is not a named party to these lawsuits, however the complaints refer to the Company’s interconnect technology. As of December 31, 2025, it is not possible to determine the potential costs and legal expenses or other customer indemnity claims. The Company will continue to monitor this matter.
The Company has no material contractual non-cancelable commitments as of December 31, 2025 and 2024.
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
Stock Repurchases
There were no repurchased shares for the years ended December 31, 2025, and 2024.
13. STOCK-BASED COMPENSATION PLANS AND STOCK-BASED COMPENSATION
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
On November 13, 2025, the Company approved a Performance Stock Units (PSU) agreement for use in connection with the granting of PSUs under the 2021 Incentive Award Plan. No PSUs have been granted as of December 31, 2025.

2022 Employment Inducement Incentive Plan
The Company adopted the 2022 Employment Inducement Incentive Plan (the 2022 Inducement Plan) effective November 3, 2022, pursuant to which it reserved 2,000,000 shares of its common stock. The 2022 Inducement Plan provides for a variety of stock-based compensation awards, including stock options, SARs, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock and cash-based awards. Awards under the 2022 Inducement Plan can only be made to newly hired employees.
Shares Available for Future Grant
Shares available for future grant consisted of the following:

	As of December 31,
	2025	2024
Shares available for future grant under the 2021 Plan	3,279,850	3,139,086
Shares available for future grant under the 2021 ESPP	1,809,715	1,564,147
Shares available for future grant under the 2022 Inducement Plan	873,805	995,117
The Company issues new shares upon a share option exercise or release of restricted stock units.
Stock Options
The following table summarizes the stock option activities under the Company’s 2016 and 2021 Plan:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Values ($‘000s)
Balance—December 31, 2024	2,197,604	$2.27	5.48	$17,404
Granted	280,000	9.28
Exercised	(774,458)	2.41
Canceled	—	—
Balance—December 31, 2025	1,703,146	$3.36	5.30	$20,676
Options vested and exercisable—December 31, 2025	1,291,771	$1.84	4.25	$17,644
Options vested and exercisable—December 31, 2024	1,903,854	$1.59	4.95	$16,373
The aggregate intrinsic value of the options exercised for the years ended December 31, 2025, and 2024 was $4.7 million and $4.2 million, respectively. The total grant-date fair value of options vested was $0.7 million and $0.4 million for the years ended December 31, 2025, and 2024.
As of December 31, 2025, there was $1.8 million of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.7 years.
Stock options granted generally have a maximum term of ten years from the grant date and generally vest over a period of four years.
The fair value of each stock option granted is estimated using the Black-Scholes option-pricing model. The Company determines valuation assumptions for Black-Scholes as follows:
Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes option-pricing model on the implied yield available on U.S. Treasury zero coupon issues with an equivalent expected term of the options for each option group.
Expected Term—The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The expected term assumption is based on the simplified method. The Company expects to continue using the simplified method until sufficient information about the Company’s historical behavior is available.

Volatility—The Company determines the price volatility factor based on the historical volatilities of the Company’s common stock and that of several peer companies, as the Company does not have sufficient trading history for its common stock.
Dividend Yield—The Company has never declared or paid any cash dividend and does not currently plan to pay a cash dividend in the foreseeable future. Consequently, the Company used an expected dividend yield of zero.
Stock Options Valuation Assumptions
The following table summarizes the weighted-average valuation assumptions:

	Year Ended December 31,
	2025	2024
Fair value of common stock	$5.58	$6.85
Expected volatility	60.9%	50.2%
Expected term (in years)	6.0	6.1
Risk-free interest rate	4.3%	3.8%
Expected dividend yield	0%	0%
Restricted Stock Units and Awards
The following table summarizes the restricted stock unit activities under the Company’s 2016 and 2021 Plan and the 2022 Inducement Plan:

	Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested—December 31, 2024	5,225,948	$7.00
Granted	2,029,508	$8.75
Vested	(2,607,741)	$7.12
Canceled	(292,714)	$7.77
Unvested—December 31, 2025	4,355,001	$7.68
The total grant-date fair value of restricted stock units vested was $18.5 million and $16.3 million during the years ended December 31, 2025, and 2024, respectively.
As of December 31, 2025, there was $29.3 million of unamortized stock-based compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.5 years.
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
Restricted Common Stock
In connection with the acquisition of Semifore, Inc. (the Acquisition) in December 2022, the Company issued 331,574 shares of common stock, out of which 96,715 and 234,859 shares of common stock vested on the first and third anniversary of the closing of the Acquisition, respectively. These shares had a grant date fair value of $1.3 million based on the closing stock price on the acquisition date that was recognized as compensation cost amortized on a straight-line basis over the total vesting period of three years. These shares were fully vested, and accordingly, there was no remaining unamortized compensation cost as of December 31, 2025.

2021 Employee Stock Purchase Plan
The Company adopted the 2021 ESPP effective on October 26, 2021. The 2021 ESPP enables eligible employees of the Company to purchase shares of common stock at a discount to fair market value. The 2021 ESPP provides for six-month offering periods beginning May 22 and November 22 of each year, and each offering period consists of a six-month purchase period. The first offering period began on May 22, 2024, and ended on November 21, 2024. During the year ended December 31, 2025, 161,681 shares were purchased under the 2021 ESPP.
On each purchase date, eligible employees purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of the Company’s common stock on the purchase date, subject to a cap of 3,000 shares on any purchase date, 6,000 shares in any calendar year, or $25,000 in any calendar year (as determined under applicable tax rules).
As of December 31, 2025, there was $0.3 million of unamortized stock-based compensation cost related to the 2021 ESPP, which is expected to be recognized over a weighted average period of 0.4 years.
The fair value of shares of common stock to be issued under the 2021 ESPP is estimated using the Black-Scholes option pricing model on the first day of the offering period. The Company determines valuation assumptions for Black-Scholes as follows:
Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes option-pricing model on the implied yield available on U.S. Treasury zero coupon issues with an equivalent expected term of the options for each option group.
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
The following table summarizes the ESPP weighted-average valuation assumptions:

	Year Ended December 31,
	2025	2024
Expected volatility	83.2%	65.1%
Expected term (in years)	0.5	0.5
Risk-free interest rate	4.1%	4.9%
Expected dividend yield	0%	0%
Stock-based Compensation
Stock-based compensation expense is recorded on a departmental basis, based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024
Cost of revenue	$877	$783
Research and development	7,990	7,509
Sales and marketing	4,492	3,079
General and administrative	5,017	4,567
Total stock-based compensation	$18,376	$15,938

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
The license agreement provides Transchip the right to software licenses, services, software updates and technical support. On the closing date, the license agreement including the support and maintenance services to be provided to Transchip was valued to be $11.6 million, which was recorded as deferred income and will be recognized as other income (expense), net over a period of ten years on a straight-line basis after delivery of the license. The license was delivered to Transchip on September 2, 2022. For the year ended December 31, 2025, the Company recognized income of $1.2 million for the license agreement.
The Company’s ownership interest of Transchip’s registered capital was 35.0% on a fully diluted basis and 42.7% based on issued and outstanding shares as of December 31, 2025. The Company accounts for its common stock investment in Transchip as an equity method investment as it does not control but has significant influence over operating and financing policies of Transchip. Transchip is the Company’s only equity method investment.
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
As of December 31, 2025, the carrying value of the investment in Transchip was $3.0 million. The Company’s loss from its proportionate share of its equity method investment in Transchip was $2.8 million for the year ended December 31, 2025.
The Company reviews its investment in Transchip for impairment if and when circumstances indicate that a decline in fair value below its carrying amount may have occurred. Since Transchip’s formation, it has incurred losses financed primarily through investor capital. Transchip's ability to continue its operations is dependent upon raising additional capital, which it is currently expected to be able to raise. After completing an impairment assessment based on the prevailing facts and circumstances, the Company determined that the impairment condition was not considered other than temporary. As such, no impairment charge was recognized during the year ended December 31, 2025. Management will continue to closely monitor future events and developments that would impact its assessment and if future facts and circumstances indicate that decline in fair value of the investment is other than temporary, a significant impairment may be recorded.
15. INCOME TAXES
For financial reporting purposes, loss before provision for income taxes, includes the following components (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$(21,342)	$(25,729)
Foreign	(11,929)	(5,409)
Loss before provision for income taxes	$(33,271)	$(31,138)

Income Taxes Paid
Income taxes paid, net of refunds received consists of the following (in thousands):

Year Ended December 31, 2025
US Federal	$291
US State and Local:
Other	15
Total State and Local	15
Foreign:
China	1,104
South Korea	1,172
Israel	152
Other	85
Total Foreign	2,513
Total income taxes paid	$2,819
Provision for Income Taxes
The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal tax (benefit) expense	$(381)	$119
State	27	12
Foreign	1,920	2,369
Total current	1,566	2,500
Deferred:
Federal	—	—
State	—	—
Foreign	(91)	—
Total deferred tax expense (benefit)	(91)	—
Total:
Federal tax (benefit) expense	(381)	119
State	27	12
Foreign	1,829	2,369
Provision for income taxes	$1,475	$2,500

Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax loss as follows (amounts in thousands):

	Year Ended December 31, 2025
	Amount	Percent
US Federal Statutory Tax Rate	$(6,987)	21.0%
Changes in income taxes resulting from:
State Income Taxes, net of Federal Effect	(130)	0.4%
Foreign Tax Effects
France
Nondeductible items	443	(1.3)%
Impact of Tax Credits	(1,232)	3.7%
Tax Rate Differential	(521)	1.6%
Change in Valuation Allowance	4,091	(12.3)%
Other	(48)	0.1%
South Korea
Foreign Withholding Tax	350	(1.1)%
Other	(293)	0.9%
China
Foreign Withholding Tax	1,276	(3.9)%
Other	(237)	0.7%
Hong Kong	366	(1.1)%
Other	140	(0.4)%
Changes in Tax Laws or Rates	—	0.0%
Cross-Border Tax Laws
Foreign-Derived Intangible Income	(427)	1.3%
Other Cross-Border Tax Laws	8	0.0%
Tax Credits
Adjustment to Foreign Tax Credits	1,154	(3.5)%
Federal R&D Credits	(1,079)	3.2%
Change in Valuation Allowance	3,704	(11.1)%
Nontaxable or Nondeductible Items	482	(1.4)%
Changes in Unrecognized Tax Benefits	377	(1.1)%
Other	38	(0.1)%
Total	$1,475	(4.4)%

Year Ended December 31, 2024
Income Tax (provision) benefit
At Statutory Rate	21.0%
State Taxes	1.6%
Valuation Allowance	(26.3)%
Foreign Tax Differential	(2.7)%
Tax Credits	4.1%
Stock Based Compensation	(2.3)%
Foreign Earnings and Adjustments	2.2%
Foreign Withholding Tax	(5.4)%
Other	(0.2)%
Total	(8.0)%

For the year ended December 31, 2025, state and local income taxes in California comprise the majority of the state and local income taxes, net of federal effect category.
Deferred Tax Assets and Liabilities
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred Tax Assets:
Federal & State NOL carryforward	$3,258	$1,632
Research & Other credits	9,480	9,238
Capitalized R&D	17,362	16,561
Deferred revenue	18,070	12,150
Reserves and accruals	1,889	1,493
Stock-based compensation	857	1,188
Other intangibles	903	681
Lease liabilities	477	491
Total Gross Deferred tax asset	52,296	43,434
Less: Valuation allowance	(50,385)	(41,505)
Total Deferred tax assets	$1,911	$1,929
Deferred Tax Liabilities:
Other intangibles	$(293)	$(354)
Property and equipment	(367)	(585)
Prepaid expenses	(734)	(544)
Right-of-use assets	(426)	(446)
Total Gross Deferred tax liabilities	$(1,820)	$(1,929)
Net Deferred tax assets	$91	$—
The provisions of ASC 740 require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. For the years ended December 31, 2025 and 2024, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable. Accordingly, the Company determined that a full valuation allowance against its U.S. (federal and state) and French deferred tax assets is appropriate. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. During the years ended December 31, 2025, and 2024, the valuation allowance was $50.4 million and $41.5 million, respectively.
The valuation allowance increased by $8.9 million and $7.7 million during the years ended December 31, 2025, and 2024, respectively, primarily due to changes in foreign deferred revenue and capitalized research and experimental expenses, respectively.
As required under ASU 2023-09, the Company has included only the portion of the valuation allowance related to federal deferred tax assets in the "change in valuation allowance" line of the rate reconciliation. The following table presents a reconciliation of the total change in the valuation allowance (in thousands):

Year Ended December 31, 2025
Beginning balance	$41,505
Change charged to income tax expense	8,880
Changes charged to other comprehensive loss	—
Changes charged to goodwill	—
Ending balance	$50,385

Net Operating Loss and Tax Credit Carryforwards
As of December 31, 2025, the Company had $7.0 million net operating loss carryforward for federal income tax purposes which can be carried forward indefinitely. The Company had a total state net operating loss carryforward of approximately $20.1 million, which will begin to expire in 2030. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.
The Company has federal research and development tax credits of approximately $8.2 million, which will begin to expire in 2036 and California research and development tax credits of approximately $5.2 million which can be carried forward indefinitely. These tax credits are subject to the same limitations discussed above.
Unrecognized Tax Benefits
The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, classification, and interest and penalties related to uncertain tax positions.
The Company has the following activity relating to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$3,569	$3,480
Gross increases—Tax Positions in Prior Periods	39	—
Gross decreases—Tax Positions in Prior Periods	—	(356)
Gross increases—Tax Positions in Current Period	375	445
Ending balance	$3,983	$3,569
During the years ended December 31, 2025, and 2024, an insignificant amount of interest or penalties were required to be recognized relating to unrecognized tax benefits.
As of December 31, 2025, the total amount of gross unrecognized tax benefits was $4.0 million, of which $0.1 million, if recognized, would impact the Company’s effective tax rate.
The Company files federal and state income tax returns. For U.S. federal and state income tax purposes, the statute of limitations currently remains open for the years ending December 31, 2022 to present and December 31, 2021 to present, respectively. In addition, all of the net operating losses and research and development credit carryforwards since inception that could be utilized in future years may be subject to examination. There are currently no pending income tax examinations.
Undistributed earnings of our foreign subsidiaries are considered to be permanently reinvested and accordingly, no deferred taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we could be subject to various income and withholding taxes. At the present time the amount of taxes that might be payable if these earnings were repatriated is not material.
On July 4, 2025, the U.S. enacted a budget reconciliation package, One Big Beautiful Bill Act of 2025. In accordance with GAAP, the Company accounted for the tax effects of changes in tax law in the period of enactment, which is the third quarter of calendar year 2025, and the impact was not material to the Company’s consolidated financial statements.
16. DEFINED CONTRIBUTION PLAN AND BENEFIT PLANS
The Company has a 401(k) plan to provide defined contribution retirement benefits for all of its US-based employees. Employees may elect to contribute a portion of their pretax compensation to the 401(k) plan, subject to the U.S. Internal Revenue Service annual contribution limit. Employee contributions are fully vested at all times. For the years ended December 31, 2025, and 2024, the Company contributed $0.9 million and $0.8 million to the 401(k) plan, respectively.

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
Components of the net periodic pension costs and changes in benefit obligations under the Plan were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Service costs	$160	$134
Interest costs	41	29
Total net periodic pension cost	$201	$163

	As of December 31,
	2025	2024
Benefit obligation, beginning of year	$983	$905
Service costs	160	134
Interest costs	41	29
Net actuarial gain	(19)	(34)
Foreign exchange loss (gain)	126	(51)
Benefit obligation, end of year, included as part of other liabilities	$1,291	$983
Weighted-average assumptions used to determine benefit obligations were as follows:

	As of December 31,
	2025	2024
Discount rate	3.96%	3.38%
Rate of compensation increase	3.00%	3.00%
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
During the three months ended March 31, 2025, the Company delivered a three-year term license to Transchip under this arrangement. The Company recognized accounts receivable and deferred revenue of $0.7 million as of December 31, 2025, and recognized revenue below $0.1 million for the year ended December 31, 2025, related to this arrangement.
K. Charles Janac, the Company’s Chief Executive Officer, invested $0.3 million of his own funds in a private equity financing of an AI chatbot startup, Biflow AI Inc., (Biflow.ai). Following his investment, Mr. Janac controls less than 5% of the outstanding equity of Biflow.ai, on an as converted basis. In addition, Mr. Janac is also an advisor to Biflow.ai. Biflow.ai was co-founded by a son of one of the Company’s employees, an executive vice president. In September 2025, the Company entered into a separately negotiated agreement with Biflow.ai to provide chatbot services and paid $5,000 to Biflow.ai under the agreement during the year ended December 31, 2025. The Company is currently negotiating, on an arm’s-length basis, a new agreement with Biflow.ai to provide certain services to the Company in 2026.

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
The following table summarizes revenues by geographic area based on customer location (in thousands):

	Year Ended December 31,
	2025			2024
Americas	$29,309	41.5%	(1)	$22,697	39.4%	(1)
Asia Pacific	33,598	47.6	(2)	27,808	48.1	(2)
Europe, Middle East	7,672	10.9		7,219	12.5
	$70,579	100.0%		$57,724	100.0%
(1) United States	$28,006	39.7%		$21,742	37.7%
(1) Other Americas *	1,303	1.8%		955	1.7%
(2) China	17,266	24.5%		16,873	29.2%
(2) Korea	8,570	12.1%		5,627	9.7%
(2) Other Asia Pacific*	7,762	11.0%		5,308	9.2%
* Other countries individually less than 10%

The following table summarizes property and equipment, net by geographic area (in thousands):

	As of December 31,
	2025		2024
United States	$2,807	72.5%	$2,759	68.6%
France	1,003	25.9%	1,230	30.6%
Other	62	1.6%	30	0.7%
	$3,872	100.0%	$4,019	100.0%
19. SUBSEQUENT EVENTS
On December 10, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (the Purchase Agreement), pursuant to which the Company agreed to acquire 100% of the issued and outstanding equity securities (the Acquisition) of Cycuity, Inc. (Cycuity). Cycuity is a leading provider of semiconductor security verification software products.
Under the terms of the Purchase Agreement, the Company is obligated to pay an aggregate consideration up to $45.0 million, which includes $13.5 million in cash upon closing, $19.5 million in shares of the Company’s common stock upon closing and $12.0 million that is payable in shares of the Company’s common stock contingent upon Cycuity achieving certain specified bookings milestones for the 2026 calendar year.
On January 14, 2026, the Company completed the acquisition for which it paid $14.1 million in cash and issued 1.1 million shares of the Company’s common stock.

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
Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2025. This Annual Report does not include an attestation report by our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B. Other Information
(a) Not applicable
(b) Insider Trading Arrangements
On November 7, 2025, Atiq Raza, Director, as the trustee of Saiyed Atiq Raza and Nandini Saraiya 2012 Revocable Trust Dated November 26, 2012, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 610,839 shares of the Company’s common stock until December 31, 2026.
On December 12, 2025, K. Charles Janac, Chief Executive Officer (CEO), adopted a single Rule 10b5-1 trading arrangement, in his individual capacity and in his capacity as manager of Bayview Legacy, LLC, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to an aggregate of 1,068,528 shares of the Company’s common stock until June 30, 2027, consisting of up to 68,528 shares held by Mr. Janac and up to 1,000,000 shares held by Bayview Legacy, LLC.
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

The remaining information required by this item, including information about our Directors, Executive Officers and Audit Committee, is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
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

(b) Financial Statement Schedules

The financial statement schedules are omitted because they are either not applicable, or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(c) Exhibits
The following documents are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT	Form	Exhibit	Filing Date	FILED HEREWITH
3.1	Amended and Restated Certificate of Incorporation of Arteris, Inc.	8-K	3.1	10-29-2021
3.2	Amended and Restated Bylaws of Arteris, Inc.	8-K	3.2	10-29-2021
4.1	Specimen Stock Certificate evidencing the shares of common stock.	S-1/A	4.1	10-18-2021
10.1	Investors’ Rights Agreement, dated February 5, 2016, by and among Arteris, Inc. and the investors listed therein.	S-1	10.1	10-01-2021
10.2	Amended and Restated Business Financing Agreement, by and between Arteris, Inc. and Western Alliance Bank dated as of December 16, 2020.	S-1	10.2	10-01-2021
10.3†	License Agreement, dated as of October 11, 2013, by and between Arteris, Inc. and Qualcomm Technologies, Inc.	S-1	10.3	10-01-2021
10.4†	Asset Purchase Agreement, dated as of October 9, 2013, by and among Qualcomm Technologies, Inc., Qualcomm France SARL, Arteris Holdings, Inc., Arteris, Inc. and Arteris, SAS	S-1	10.4	10-01-2021
10.5#	Employment Agreement, by and between Arteris, Inc. and K. Charles Janac.	S-1	10.6	10-01-2021
10.6#	Arteris, Inc. 2016 Equity Incentive Plan and related form agreements, as amended.	S-8	99.1(a)	11-01-2021
10.7#	Arteris, Inc. 2016 Equity Incentive Plan for the Grant of Restricted Stock Unit Awards to Employees in France.	S-1	10.12	10-01-2021
10.8#	2021 Incentive Award Plan.	S-8	99.2(a)	11-01-2021
10.9#	Form of Stock Option Award Agreement under Arteris, Inc. 2021 Incentive Award Plan.	S-1/A	10.14	10-18-2021
10.10#	Form of Restricted Stock Unit Award Agreement under Arteris, Inc. 2021 Incentive Award Plan	S-1/A	10.15	10-18-2021
10.11#	2021 Employee Stock Purchase Plan	S-8	99.3	11-01-2021
10.12#	Form of Executive Change in Control Severance Agreement	S-1/A	10.17	10-18-2021
10.13#	Arteris, Inc. Non-Employee Director Compensation Policy.	S-1/A	10.18	10-18-2021
10.14#	Form of Indemnification Agreement between Arteris, Inc. and its directors and officers.	S-1/A	10.19	10-18-2021
10.15#	Amended and Restated Project Assignment 1 to Independent Contractor Services Agreement	8-K	10.1	12-10-2021
10.16	Transchip Share Purchase and Shareholders Agreement, dated February 21, 2022	10-Q	10.1	05-10-2022

EXHIBIT NO.	DESCRIPTION OF EXHIBIT	Form	Exhibit	Filing Date	FILED HEREWITH
10.17	Transchip Share Purchase and Shareholders Agreement, dated September 15, 2022	10-Q	10.1	11-08-2022
10.18#	2022 Employment Inducement Incentive Plan	10-Q	10.2	11-08-2022
10.19#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Employment Inducement Plan	10-Q	10.3	11-08-2022
10.20#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Employment Inducement Incentive Plan	10-Q	10.4	11-08-2022
10.21#	Form of Performance Stock Unit Award Grant Notice under the 2021 Incentive Award Plan				X
10.22#	Amended and Restated 2022 Employment Inducement Incentive Plan				X
10.23#	Amended and Restated Change in Control and Severance Agreement	10-Q	10.1	08-01-2024
10.24	Agreement and Plan of Merger and Reorganization, dated as of December 10, 2025, by and among Arteris, Inc., Cabernet Merger Sub I, Inc., Arteris Security, LLC, Cycuity, Inc., and Shareholder Representative Services LLC, solely in its capacity as Holder Representative.	8-K	2.1	12-11-2025
19.1	Insider Trading Compliance Policy and Procedures	10-K	97.1	02-18-2024
21.1	Subsidiaries of Arteris, Inc.				X
23.1	Consent of Deloitte & Touche LLP				X
24.1	Power of Attorney (included on signature page).				X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	97.1	02-20-2024
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).				X
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, Arteris, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Campbell, California, on this 12th day of February, 2026.

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

SIGNATURE	TITLE	DATE
/s/ K. Charles Janac	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	February 12, 2026
K. Charles Janac
/s/ Nicholas B. Hawkins	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 12, 2026
Nicholas B. Hawkins
/s/ Wayne C. Cantwell	Director	February 12, 2026
Wayne C. Cantwell
/s/ Claudia Fan Munce	Director	February 12, 2026
Claudia Fan Munce
/s/ Raman K. Chitkara	Director	February 12, 2026
Raman K. Chitkara
/s/ S. Atiq Raza	Director	February 12, 2026
S. Atiq Raza
/s/ Antonio J. Viana	Director	February 12, 2026
Antonio J. Viana
/s/ Joachim Kunkel	Director	February 12, 2026
Joachim Kunkel