Form 10-Q
period 2026-03-31
Arteris, Inc.
filed 2026-05-12
CIK 1667011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of May 5, 2026, there were 46,171,982 shares of the registrant’s common stock outstanding.

Part I - Financial Information
Item 1. Financial Statements
Arteris, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	As of
	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$11,674	$33,901
Short-term investments (Note 5)	26,429	20,698
Accounts receivable, net of allowance of $73 as of both March 31, 2026 and December 31, 2025	14,694	19,183
Prepaid expenses and other current assets	8,740	8,608
Total current assets	61,537	82,390
Property and equipment, net	3,594	3,872
Long-term investments (Note 5)	3,779	4,946
Equity method investment	—	2,989
Operating lease right-of-use assets	5,165	3,919
Intangibles, net	19,548	2,168
Goodwill	35,195	4,178
Other assets	11,058	10,569
TOTAL ASSETS	$139,876	$115,031
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$563	$340
Accrued expenses and other current liabilities	27,028	19,094
Operating lease liabilities, current	1,373	1,233
Deferred revenue, current	54,729	51,367
Vendor financing arrangements, current	829	1,166
Total current liabilities	84,522	73,200
Deferred revenue, noncurrent	39,602	43,974
Operating lease liabilities, noncurrent	4,086	3,116
Vendor financing arrangements, noncurrent	452	452
Deferred income, noncurrent	6,161	6,452
Other liabilities	2,462	2,469
Total liabilities	137,285	129,663
Commitments and contingencies (Note 11)
Stockholders' equity (deficit):
Preferred stock, par value of $0.001 - 10,000,000 shares authorized and no shares issued and outstanding as of both March 31, 2026 and December 31, 2025	—	—
Common stock, par value of $0.001 - 300,000,000 shares authorized as of both March 31, 2026 and December 31, 2025; 46,017,908 and 44,268,816 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	46	44
Additional paid-in capital	182,014	156,776
Accumulated other comprehensive income	121	179
Accumulated deficit	(179,590)	(171,631)
Total stockholders' equity (deficit)	2,591	(14,632)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$139,876	$115,031
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Revenue
Licensing, support and maintenance	$19,272	$15,335
Variable royalties	2,503	1,167
Professional services and other	1,161	30
Total revenue	22,936	16,532
Cost of revenue	3,250	1,526
Gross profit	19,686	15,006
Operating expenses:
Research and development	14,457	11,862
Sales and marketing	8,530	6,529
General and administrative	5,415	4,323
Acquisition related costs	584	—
Total operating expenses	28,986	22,714
Loss from operations	(9,300)	(7,708)
Interest expense	(38)	(48)
Other income (expense), net	670	718
Loss before income taxes and loss from equity method investment	(8,668)	(7,038)
Loss from equity method investment, net of tax	2,989	815
Loss before income taxes	(11,657)	(7,853)
Provision for (benefit from) income taxes	(3,698)	268
Net loss	$(7,959)	$(8,121)

Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.20)
Weighted-average shares used in computing per share amounts, basic and diluted	45,544,682	40,853,048
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Net loss	$(7,959)	$(8,121)
Other comprehensive loss:
Unrealized losses on available-for-sale securities, net of tax	(58)	(6)
Comprehensive loss	$(8,017)	$(8,127)
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Stockholders’ Equity (Deficit)
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—December 31, 2025	44,268,816	$44	$156,776	$179	$(171,631)	$(14,632)
Issuance of common stock upon exercise of stock options	75,374	—	349	—	—	349
Issuance of common stock for settlement of Restricted Stock Units (RSUs)	507,802	1	(1)	—	—	—
Issuance of common stock in connection with business combination	1,096,280	1	19,015	—	—	19,016
Issuance of common stock under the at-the-market agreement, net of commissions and offering costs	69,636	—	521	—	—	521
Stock-based compensation expense	—	—	5,354	—	—	5,354
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(7,959)	(7,959)
BALANCE—March 31, 2026	46,017,908	$46	$182,014	$121	$(179,590)	$2,591

	Stockholders’ Deficit
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—December 31, 2024	40,724,936	$40	$135,522	$135	$(136,885)	$(1,188)
Issuance of common stock upon exercise of stock options	145,959	—	148	—	—	148
Issuance of common stock for settlement of RSUs	532,399	1	(1)	—	—	—
Stock-based compensation expense	—	—	4,346	—	—	4,346
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(8,121)	(8,121)
BALANCE—March 31, 2025	41,403,294	$41	$140,015	$129	$(145,006)	$(4,821)
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,959)	$(8,121)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,346	844
Stock-based compensation	5,511	4,313
Amortization of deferred income	(291)	(291)
Loss from equity method investment	2,989	815
Deferred income taxes (Note 7)	(4,103)	—
Net accretion of discounts on available-for-sale securities	(47)	(128)
Other, net	(86)	183
Changes in operating assets and liabilities:
Accounts receivable, net	5,904	10,339
Prepaid expenses and other assets	(739)	(911)
Accounts payable	(834)	(308)
Accrued expenses and other liabilities	(6,341)	(1,977)
Deferred revenue	(2,412)	(1,898)
Net cash (used in) provided by operating activities	(7,062)	2,860
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(295)	(183)
Purchases of available-for-sale securities	(10,352)	(8,738)
Proceeds from maturities of available-for-sale securities	5,778	8,800
Payments for business combination, net of cash acquired	(11,179)	—
Net cash used in investing activities	(16,048)	(121)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under vendor financing arrangements	(337)	(227)
Proceeds from exercise of stock options	349	148
Proceeds from issuance of common stock under the at-the-market agreement, net of commissions and offering costs	844	—
Other financing activities	26	27
Net cash provided by (used in) financing activities	882	(52)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(22,228)	2,687
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	34,250	14,072
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$12,022	$16,759

Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$11,674	$16,371
Restricted cash, current	97	98
Restricted cash, noncurrent	251	290
Cash, cash equivalents and restricted cash at end of period	$12,022	$16,759

Noncash activities:
Equity consideration issued for Cycuity, Inc. (Cycuity) acquisition	$19,016	$—
Operating lease right-of-use assets, exchanged for lease obligations	$1,539	$746
Accrued offering costs	$296	$—
See accompanying notes to unaudited condensed consolidated financial statements.

ARTERIS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.    DESCRIPTION OF BUSINESS
Arteris, Inc. was incorporated in Delaware on April 12, 2004. Arteris, Inc. and its subsidiaries (collectively, the Company or Arteris) develop, license, and support the on-chip interconnect fabric technology used in System-on-Chip (SoC) designs for a variety of devices and in the development and distribution of Network-on-Chip (NoC) interconnect intellectual property (IP). The Company also provides software and services to enable efficient deployment of NoC IP, hardware security verification software solutions, IP support & maintenance services, professional services and training and on-site support services. The Company is headquartered in Campbell, California and has offices in the United States, France, Poland, Japan, South Korea, Taiwan and China.
2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025 and the related notes included in the Company’s Form 10-K filed on February 12, 2026 (2025 Form 10-K) with the U.S. Securities and Exchange Commission (SEC). The December 31, 2025 condensed consolidated balance sheet was derived from the audited consolidated financial statements as of that date. In management’s opinion, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the unaudited condensed consolidated financial statements.
The operating results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
Reclassifications
Certain prior period amounts were reclassified to conform to the current period presentation. These reclassifications did not have an impact on previously reported amounts.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. The Company’s cash equivalents include deposits in money market accounts which were unrestricted as to withdrawal or use and are stated at fair value. As of March 31, 2026, cash and cash equivalents consisted primarily of checking, savings, money market accounts, and highly liquid investments with original maturities of three months or less. Interest earned on cash and cash equivalents is included in other income (expense), net in the unaudited consolidated statements of operations.
As of both March 31, 2026 and December 31, 2025, the Company’s restricted cash balance was $0.3 million. The Company’s restricted cash balance as of March 31, 2026 was primarily related to a letter of credit for its facility lease agreement and collateralized cash for corporate credit cards. Restricted cash, current is included in prepaid expenses and other current assets and restricted cash, noncurrent is included in other assets on the consolidated balance sheets.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentration of credit risk consist of cash and cash equivalents, investments and accounts receivable. Cash is currently held in five financial institutions that the Company believes are creditworthy. Cash held at these financial institutions generally exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institution holding its cash, cash equivalents, and investments to the extent recorded in the balance sheet. The Company has not experienced any losses to date related to these concentrations.
The Company’s accounts receivable are derived principally from revenue earned from customers located in Americas, Europe, Middle East and Asia Pacific regions.
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	As of
	March 31, 2026	December 31, 2025
Customer A	15%	11%
Customer B	*	13%
* Customer accounted for less than 10% of total accounts receivable at period end.
Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended March 31,
	2026	2025
Customer A	*	12%
* Customer accounted for less than 10% of total revenue in the period.

Business Combination of Cycuity
On January 14, 2026 the Company completed the acquisition of Cycuity (the Acquisition) for approximately $43.1 million, consisting of cash of $15.1 million, the Company’s common stock with a fair value of $19.0 million and earn-out consideration with a fair value of $9.0 million. The Company accounted for the acquisition of Cycuity by applying the acquisition method of accounting for business combinations, see Note 7, Business Combination.
Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2026 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2025, except for the following.
Business Combinations
The Company allocates the purchase price to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the purchase price over the fair value of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates are based on information obtained from management of the acquired companies, the Company’s assessment of this information, and historical experience. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, and trade names from a market participant perspective, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. In addition, unanticipated events and circumstances may occur that may affect the accuracy or validity of such estimates, and if such events occur, the Company may be required to adjust the value allocated to acquired assets or assumed liabilities. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. Acquisition related costs, such as advisory, legal, accounting, valuation, other professional or consulting fees and integration costs, are expensed as incurred.
Stock-based Compensation
The Company measures equity classified stock-based awards, including stock options, restricted stock units (RSUs), and starting in the three months ended March 31, 2026, performance stock units (PSUs), granted to employees, directors, and non-employees based on the estimated fair values of the awards on the date of the grant. Stock-based compensation expense for awards with service-based vesting is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of such awards, as a component of operating expenses within the consolidated statements of operations. The Company accounts for forfeitures related to these awards as they occur.
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
For PSUs that include a market condition, the Company determines the grant date fair value of the award using a Monte Carlo valuation model and recognizes compensation cost on a straight-line basis over the requisite service period. Stock-based compensation expense for PSUs that include market conditions is based on the grant-date fair value and is recognized regardless of whether the market condition is ultimately achieved.

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
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, and subsequently issued additional related ASUs (Topic 606). The Company recognizes revenue as it transfers control of deliverables (software and services) to its customers in an amount reflecting the consideration to which it expects to be entitled. To recognize revenues, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. The Company accounts for a contract when it has approval and commitment from all parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company applies judgment in determining the customer’s ability and intention to pay based on a variety of factors including the customer’s historical payment experience.
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
Application Engineering Support Services are integral and fundamental to the customer’s ability to derive its intended benefit from the IP. Besides Application Engineering Support Services, support and maintenance services also consist of a stand-ready obligation to provide technical support and software updates over the support term. Generally, the first year of technical support and software updates are bundled with and into the license fee, with a customer option to renew additional years of support throughout the license term. However, the Company typically continues to provide technical support and software updates throughout the license term even if the customer does not renew these services in subsequent years, making the license term and support and maintenance term co-terminus.

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
Revenues that are derived from the sale of a licensee’s products that incorporate the Company’s IP are classified as royalty revenues. Royalty revenues are recognized during the quarter in which the sale of the product incorporating the Company’s IP occurs and are included in variable royalties in the consolidated statements of operations. Royalties are calculated either as a percentage of the revenues received by a licensee’s sale of products incorporating the Company’s IP or on a per unit basis, as specified in the agreements with the licensees. For the majority of the Company’s royalty revenues, it receives the actual sales data from its customers after the quarter ends and accounts for it as unbilled receivables. In such instances, the Company recognizes royalty revenues based on its estimation of the customer’s sales during the quarter.
SoC Integration Automation Software Solutions
The Company’s SoC Integration Automation software solutions, CSRCompiler and hardware security verification software product arrangements provide customers the right to software licenses, software updates and technical support. The software licenses are time-based licenses with terms generally ranging from one to three years. These arrangements generally have two distinct performance obligations that consist of transferring the licensed software and the support and maintenance service. Support and maintenance services consist of a stand-ready obligation to provide technical support and software updates over the support term. Majority of the Company’s SoC Integration Automation software solutions contracts include termination rights that allow the customer to cancel and receive a pro-rata refund on support and maintenance services at the end of each month of the contract period, which results in a ratable recognition of the related license revenue over the contract term. The Company records obligations for refunds in accrued expenses and other current liabilities on the consolidated balance sheets.
Hardware Security Verification Software
The Company’s hardware security verification software product arrangements which were derived from the acquisition of Cycuity that closed in January 2026, provide customers the right to software licenses, software updates and technical support. The software licenses are time-based licenses with terms generally ranging from one to three years and generally provide the customer with limited rights to receive certain quantities of licensed software. In addition to the licenses, the arrangements also include: support and maintenance services, provided by Application Engineering Support Services, which includes providing frequent updates and upgrades to maintain the utility of the software due to rapid changes in technology. Updates are generally made available throughout the entire term of the arrangement. The updates provide continued access to evolving technology as customers’ designs migrate to more advanced nodes and as customers’ technological requirements evolve. The Company concluded that its hardware security verification software product licenses are not distinct from its obligation to provide unspecified software updates to the licensed software throughout the license term. Such updates represent inputs to a single, combined performance obligation, commencing upon the later of the arrangement effective date or transfer of control to the software license, leading to ratable recognition of the related license revenue over the contract term.

Professional Services
The Company’s agreements may include service elements (other than maintenance and support services). These services include training, design assistance, and consulting, and may include implementation, integration, or security verification. Such services are typically provided by the Company or by third-party subcontractors under contracts and task orders with the U.S. government for which the Company acts as the prime contractor. Labor and services performed by third-party subcontractors related to contracts with the U.S. government are recognized as professional services revenue. The related costs are recorded as cost of revenue in the same period in which the associated revenue is recognized. Professional services agreements are invoiced on a fixed fee or time and materials basis. Revenue is recognized over the period the services are provided, generally on a cost-to-cost basis.
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
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in contract assets (unbilled receivables), or contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. The Company records a contract asset when revenue is recognized prior to invoicing, and it has an unconditional right to invoice and receive payment. The Company records deferred revenue when it invoices customers and revenue is not yet recognized. Customers are generally invoiced in single or annual amounts, although some customers are invoiced more frequently over time.
The Company capitalizes sales commission as costs of obtaining a contract when they are incremental and, if they are expected to be recovered, amortized in a manner consistent with the pattern of transfer of the good or service to which the asset relates.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326), which provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and contract assets. This ASU is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. The adoption of ASU 2025-05 did not have a significant impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, to address suggestions received from stakeholders on the ASC and to make other incremental improvements to GAAP. The update represents changes to the codification that (1) clarify, (2) correct errors, or (3) make other improvements that are intended to make it easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
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
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs and clarifies criteria for capitalization. This ASU is effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual period. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
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
3.    REVENUE
Disaggregated Revenue
The following table shows revenue by product and services groups (in thousands):

	Three Months Ended March 31,
	2026	2025
Licensing, support and maintenance	$19,272	$15,335
Variable royalties	2,503	1,167
Professional services and other	1,161	30
Total	$22,936	$16,532
Contract Balances
The following table provides information about accounts receivable, net, contract assets and deferred revenue (in thousands):

	As of
	March 31, 2026	December 31, 2025
Accounts receivable, net	$14,694	$19,183
Contract assets, current	$930	$—
Deferred revenue	$94,331	$95,341
The Company recognized revenue of $18.6 million and $13.5 million for the three months ended March 31, 2026 and 2025, respectively, that was included in the deferred revenue balance at the beginning of the respective periods. Contract assets, current are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

As of March 31, 2026, non-cancelable contracted but unsatisfied or partially satisfied performance obligations that have not yet been recognized were $114.9 million which include deferred revenue, amounts that will be invoiced and recognized as revenues in future periods and Flexible Spending Accounts (FSA) commitments, from customers where actual product selection and quantities of specific products are to be determined by customers at a future period. The Company expects to recognize $62.4 million of this balance over the next 12 months and the remainder thereafter. FSA commitments amounted to $3.5 million and $3.8 million as of March 31, 2026 and December 31, 2025, respectively. The Company has elected to exclude the potential future royalty receipts from these amounts.
Costs of Obtaining a Contract with a Customer
Total capitalized direct commission costs were as follows (in thousands):

	As of
	March 31, 2026	December 31, 2025
Short-term commission capitalized in prepaid expenses and other current assets	$3,196	$3,124
Long-term commission capitalized in other assets	2,319	2,417
Total	$5,515	$5,541
Amortization of capitalized sales commissions was $1.1 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively, and are included in sales and marketing expense in the unaudited condensed consolidated statements of operations.
4.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(7,959)	$(8,121)
Denominator:
Weighted-average shares outstanding, basic and diluted	45,544,682	40,853,048
Net loss per share, basic and diluted	$(0.17)	$(0.20)
Since the Company was in a loss position for all periods presented, the diluted earnings per share was equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.
The following table summarizes the potentially dilutive securities that were excluded from the calculation of diluted earnings per share because they would be anti-dilutive:

	As of
	March 31, 2026	March 31, 2025
Stock options	1,627,772	2,331,645
Restricted stock units and other	4,817,255	5,087,569
Restricted common shares issued for business combination	—	234,859
Shares committed under the 2021 ESPP	56,659	83,398
Total	6,501,686	7,737,471

5.    INVESTMENTS
The following tables summarize the fair value and amortized cost of the Company’s cash equivalents and available-for-sale securities by major security type (in thousands):

	As of March 31, 2026
	Amortized Cost	Unrealized Losses	Aggregate Fair Value
Assets:
Corporate bonds	$19,254	$(3)	$19,251
U.S. treasury securities	8,738	(6)	8,732
Money market funds	5,870	—	5,870
U.S. government agency securities	4,723	(3)	4,720
Total financial assets	$38,585	$(12)	$38,573

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Aggregate Fair Value
Assets:
Money market funds	$30,661	$—	$30,661
Corporate bonds	18,304	41	18,345
U.S. treasury securities	3,825	5	3,830
U.S. government agency securities	3,469	—	3,469
Total financial assets	$56,259	$46	$56,305
The maturity dates of the Company’s investments are as follows (in thousands):

March 31, 2026
Less than one year	$34,794
1-2 years	3,779
Total	$38,573
As of both March 31, 2026 and December 31, 2025, there were no securities in a continuous net unrealized loss position for more than 12 months. As of both March 31, 2026 and December 31, 2025, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor does it foresee or project that it will be required to sell those investments before recovery of their amortized costs basis, which may be at maturity. Thus, as of both March 31, 2026 and December 31, 2025 no allowance for credit losses or impairment losses for the Company’s investments were recorded.
6.    FAIR VALUE MEASUREMENTS
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Equity method investments, and certain non-financial assets, such as intangible assets are remeasured at fair value only if an impairment or observable price adjustment is recognized in the current period.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include vendor financing arrangements. The carrying value of the vendor financing agreements was $1.3 million and $1.6 million as of March 31, 2026 and December 31, 2025, respectively. The Company’s vendor financing arrangements are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon the Company’s incremental borrowing rate. The estimated fair values of these financial instruments approximate their carrying values.

Financial Instruments Recorded at Fair Value on a Recurring Basis
The following tables summarize the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of
	March 31, 2026
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$5,870	$—	$—	$5,870
U.S. government agency securities	—	999	—	999
U.S. treasury securities	—	1,496	—	1,496
Total cash equivalents	5,870	2,495	—	8,365
Short-term investments:
Corporate bonds	—	16,597	—	16,597
U.S. government agency securities	—	3,222	—	3,222
U.S. treasury securities	—	6,610	—	6,610
Total short-term investments	—	26,429	—	26,429
Long-term investments:
Corporate bonds	—	2,654	—	2,654
U.S. government agency securities	—	499	—	499
U.S. treasury securities	—	626	—	626
Total long-term investments	—	3,779	—	3,779
Total financial assets	$5,870	$32,703	$—	$38,573

	As of
	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$30,661	$—	$—	$30,661
Total cash equivalents	30,661	—	—	30,661
Short-term investments:
Corporate bonds	—	14,524	—	14,524
U.S. government agency securities	—	2,969	—	2,969
U.S. treasury securities	—	3,205	—	3,205
Total short-term investments	—	20,698	—	20,698
Long-term investments:
Corporate bonds	—	3,821	—	3,821
U.S. treasury securities	—	625	—	625
U.S. government agency securities	—	500	—	500
Total long-term investments	—	4,946	—	4,946
Total financial assets	$30,661	$25,644	$—	$56,305
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

7. BUSINESS COMBINATION
Cycuity Acquisition
On January 14, 2026 (the Closing Date), the Company completed the acquisition of Cycuity for approximately $43.1 million, consisting of cash of $15.1 million, the Company’s common stock with a fair value of $19.0 million and earn-out consideration with a fair value of $9.0 million.
Prior to the acquisition, Cycuity was a privately held provider and domain expert of semiconductor cybersecurity assurance technology. By combining innovative system IP from Arteris with leading silicon hardware security assurance technology from Cycuity, the acquisition positions Arteris to address the growing concern around hardware security. The Acquisition has been accounted for in accordance with the acquisition method of accounting for business combinations with the Company as the accounting acquirer.
The preliminary purchase price consideration allocated to the assets acquired and liabilities assumed for the Acquisition is as follows (in thousands):

JANUARY 14, 2026
Cash consideration paid at closing	$14,121
Stock consideration	19,016
Cash payments to settle vested awards	971
Contingent consideration	9,018
Total purchase consideration	$43,126
In connection with the Acquisition, the Company issued 1,096,280 shares of the Company’s common stock. Additionally, the former holders of Cycuity equity securities obtained the right to receive additional contingent consideration of up to $12.0 million. The contingent consideration is based on the achievement of specified bookings targets during the earn-out period from the Closing Date through December 31, 2026, and, if earned, will be payable no later than March 31, 2027. Earn-out payments will be settled in cash for in-the-money option holders and unaccredited investors and in shares of the Company’s common stock for accredited equity holders and warrant holders. The contingent consideration has been accounted for as part of the business combination and was recognized at its acquisition-date fair value as a component of total purchase consideration. The contingent consideration will be remeasured at fair value at each reporting date, with changes in fair value recognized in earnings until the contingency is resolved, and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Certain outstanding option awards granted by Cycuity were accelerated as a result of the acquisition and paid in cash. As a result, the fair-value of these accelerated option awards of $0.2 million was recognized as a post-combination expense, included in stock-based compensation expense for the three months ended March 31, 2026.
The Company incurred acquisition related expenses associated with the Acquisition of $0.6 million for the three months ended March 31, 2026, which were expensed as incurred in the unaudited condensed consolidated statements of operations.

The purchase price is allocated to identifiable assets acquired and liabilities assumed based on their fair values on the acquisition date, as follows (in thousands):

Amount
Cash	$3,914
Accounts receivable	1,415
Prepaid expenses and other current assets	206
Property and equipment, net	34
Intangibles	18,070
Total assets acquired	23,639
Accounts payable	1,007
Deferred revenue, current	2,910
Accrued expenses and other current liabilities	2,959
Deferred tax liability	4,103
Deferred revenue, noncurrent	551
Total liabilities assumed	11,530
Total identifiable net assets	12,109
Goodwill	31,017
Total purchase consideration	$43,126
Additional information, which existed as of the acquisition date, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the date of the relevant acquisition. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill during the respective measurement period.
The following table summarizes the fair value of the identifiable intangible assets acquired (in thousands) and useful lives:

	Amount	Useful Lives
Developed technology	$9,600	7 years
Customer relationships	8,300	8 years
Trade name	170	1 year
Total acquired intangibles with definite lives	$18,070
The fair value of the acquired developed technology intangible assets was determined primarily using the excess earnings method. The fair value of the acquired customer relationships intangible assets was determined using the with-and-without method. The fair value of the acquired trade name intangible assets was determined using the relief-from-royalty method.
Goodwill generated from this business combination is attributed to synergies between the Company and Cycuity’s respective products and services. The Company does not have any tax basis in the total goodwill of $31.0 million and the goodwill is non-deductible for income tax purposes. The Company recorded a one-time non-cash income tax benefit of $4.1 million in the condensed consolidated statement of operations for the three months ended March 31, 2026, related to the release of a portion of the valuation allowance as a result of the acquired intangibles. The revenue and earnings of the acquired business have been included in the Company’s results since the acquisition date.
Pro forma results of operations for the acquisition have not been presented because they are not material to the Company's consolidated results of operations.

8.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets, net
Intangible assets, net consisted of the following as of March 31, 2026 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$13,190	$(2,815)	$10,375
Customer relationships	10,130	(1,253)	8,877
Trade name and other	370	(74)	296
Total intangibles	$23,690	$(4,142)	$19,548
Intangible assets, net consisted of the following as of December 31, 2025 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$3,590	$(2,446)	$1,144
Customer relationships	1,830	(973)	857
Trade name and other	200	(33)	167
Total intangibles	$5,620	$(3,452)	$2,168
Amortization expense of intangible assets were $0.7 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.
The expected future amortization expense of these intangible assets as of March 31, 2026 is as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2026	$2,342
2027	2,942
2028	2,925
2029	2,749
2030	2,500
Thereafter	5,940
Total future amortization expense	$19,398
Goodwill
Goodwill was $35.2 million and $4.2 million as of March 31, 2026 and December 31, 2025, respectively. No goodwill impairments were recorded during the three months ended March 31, 2026 and 2025.
9.    LEASES
The Company leases its offices and data center hosting space at various locations under operating lease agreements expiring at various dates through 2035. Under the terms of these agreements, the Company also bears the costs for certain insurance, property tax, and maintenance. The terms of certain lease agreements provide for increasing rental payments at fixed intervals.
Total operating lease related costs were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$404	$363
Short-term lease cost	30	26
Total lease cost	$434	$389

The weighted-average remaining term of the Company’s operating leases was 5.1 years and 3.8 years as of March 31, 2026 and December 31, 2025, respectively. The weighted-average discount rate used to measure the present value of the operating lease liabilities was 7.0% as of March 31, 2026 and 10.0% as of December 31, 2025. Cash payments made related to operating lease liabilities were $0.3 million for both the three months ended March 31, 2026 and 2025.
Maturities of operating lease liabilities as of March 31, 2026 were as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2026	$1,337
2027	1,720
2028	1,291
2029	598
2030	419
Thereafter	1,283
Total undiscounted cash flows	6,648
Less: imputed interest	(1,189)
Present value of lease liabilities	$5,459

Operating lease liabilities, current	$1,373
Operating lease liabilities, noncurrent	4,086
Total lease liabilities	$5,459
In February 2026, the Company entered into an operating lease agreement for a larger office space in Biot, France with future lease payments of $2.7 million. The lease commenced in March 2026 with a lease term of approximately 9.0 years.
10.    BORROWINGS
Vendor financing arrangements—The Company has various vendor financing arrangements with extended payment terms on the purchase of software licenses and equipment. In order to determine the present value of the commitments, the Company used an imputed interest rate of 7.0%, which is an estimate based on the Company’s collateralized borrowing rate.
Expected cash flows related to vendor financing arrangements as of March 31, 2026 were as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2026	$870
2027	500
Total undiscounted cash flows	1,370
Less: Imputed interest	(89)
Present value of vendor financing arrangements	$1,281

Vendor financing arrangements, current	$829
Vendor financing arrangements, noncurrent	452
$1,281

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
The Company has incurred no actual payment obligations from these above-noted indemnification provisions and director and officer indemnity agreements for the three months ended March 31, 2026 and 2025 and the unaudited condensed consolidated financial statements do not include liabilities for any potential indemnity-related obligations as of March 31, 2026 and December 31, 2025.
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
In December 2022, the Company received notice of a complaint filed by Network System Technologies, LLC (NST) against the Company and another defendant in the semiconductor industry in the United States District Court for the Western District of Texas alleging intellectual property infringement of certain NST products. Additional complaints were filed in the Eastern District of Texas against certain companies, including some customers of the Company. On September 4, 2024, the court in the Western District of Texas dismissed all claims against the Company without prejudice. The court will maintain jurisdiction solely for the purpose of enforcing discovery in relation to the remaining defendant’s litigation. As of March 31, 2026, no new claims against the Company in connection with this matter have been made, nor have any new customer indemnity claims been received. The Company will continue to monitor this matter.
On October 14, 2025, NST filed new patent infringement complaints against three customers of the Company. The Company is not a named party to these lawsuits, however the complaints refer to the Company’s interconnect technology. As of March 31, 2026, the Company has denied all claims for indemnification, and it is not possible to determine the potential costs and legal expenses or the extent of any further customer indemnity claims. The Company will continue to monitor this matter.
The Company has no material contractual non-cancelable commitments as of both March 31, 2026 and December 31, 2025.

12.     COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
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
Stock Repurchases
There were no repurchased shares for both the three months ended March 31, 2026 and 2025.
Sales of Common Stock Under At-the-Market Offering
In December 2025, the Company filed a Registration Statement on Form S-3 covering the offering of up to $200.0 million of common stock, preferred stock, debt securities, warrants and units, which was declared effective by the SEC on December 23, 2025 (the S-3 Registration Statement). On December 11, 2025, the Company also entered into an Open Market Sales Agreement (the Sales Agreement) with Jefferies LLC as sales agent to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million pursuant to the S-3 Registration Statement as an “at-the-market” offering under the Securities Act (the 2025 ATM Offering Program). During the three months ended March 31, 2026, the Company utilized the 2025 ATM Offering Program and sold 69,636 shares of common stock for gross proceeds of $1.2 million, before deducting commissions and offering-related costs of $0.7 million. Net proceeds of $0.5 million from these sales were recorded in additional paid-in capital within stockholders’ equity.
13.     STOCK-BASED COMPENSATION PLANS AND STOCK-BASED COMPENSATION
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
On November 13, 2025, the Company approved a PSU agreement for use in connection with the granting of PSUs under the 2021 Incentive Award Plan.
2022 Employment Inducement Incentive Plan
The Company adopted the 2022 Employment Inducement Incentive Plan (the 2022 Inducement Plan) effective November 3, 2022, pursuant to which it reserved 2,000,000 shares of its common stock. In February 2026, the 2022 Inducement Plan was amended and restated to increase the common stock available for issuance under the plan to 3,603,403 shares. The 2022 Inducement Plan provides for a variety of stock-based compensation awards, including stock options, SARs, restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock and cash-based awards. Awards under the 2022 Inducement Plan can only be made to newly hired employees.

Stock Options
The aggregate intrinsic value of the options exercised for the three months ended March 31, 2026 and 2025 was $0.9 million and $1.3 million, respectively. The total grant-date fair value of options vested was $0.2 million and $0.1 million for the three months ended March 31, 2026 and 2025.
As of March 31, 2026, there was $1.6 million of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.4 years.
Restricted and Performance Stock Units and Awards
The following table summarizes the restricted and performance stock unit activities under the 2016 Plan, the 2021 Plan and the 2022 Inducement Plan:

	Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested—December 31, 2025	4,355,001	$7.68
Granted	1,021,361	$16.70
Vested	(507,802)	$7.73
Canceled	(51,305)	$9.24
Unvested—March 31, 2026	4,817,255	$9.57
The Company granted 952,513 and 440,166 restricted stock units during the three months ended March 31, 2026 and 2025, respectively. The total grant-date fair value of restricted stock units vested was $3.9 million and $3.7 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $39.6 million of unamortized stock-based compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.9 years.
The Company granted 68,848 PSUs to its executive officers during the three months ended March 31, 2026. As of March 31, 2026, there was $1.3 million of unamortized stock-based compensation cost related to unvested performance stock units, which is expected to be recognized over a weighted-average period of 2.9 years.
The PSUs are eligible to vest based on the relative performance of the Company’s common stock (Total Stockholder Return or TSR), compared to the performance of the RUSSELL 2000 Index (the Index), during the specified three-year performance period. The PSUs have a payout percentage in the range of 0% to 200% of the recipient’s target award, which is calculated based on the difference between the Company’s TSR and the Index TSR over the three-year performance period, subject to the recipient’s continuous employment with the Company through the third anniversary of the award’s grant date. The payout will be capped at 100% if the Company's TSR is negative.
The fair value of PSUs granted is estimated using the Monte Carlo simulation model, which uses (i) a risk-free interest rate based on the U.S. Treasury zero coupon issues for an equivalent expected term of PSUs; (ii) simulation term based on the performance period; (iii) historical volatilities of the Company’s common stock and that of the Index; (iv) correlation coefficients between the Company and the Index; and (v) an expected dividend yield of zero as the Company has never declared or paid any cash dividend and does not currently plan to pay a cash dividend in the foreseeable future.

Stock-based Compensation
Stock-based compensation expense is recorded on a departmental basis, based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$321	$205
Research and development	2,256	1,973
Sales and marketing	1,383	969
General and administrative	1,551	1,166
Total stock-based compensation	$5,511	$4,313
14.    EQUITY METHOD INVESTMENT
On February 21, 2022, Arteris IP (Hong Kong) Ltd. (AHK), a wholly-owned subsidiary of the Company, entered into a Share Purchase and Shareholders Agreement (the SPA) with certain investors and Ningbo Transchip Information Consulting Partnership (Limited Partnership) (Management Co) pursuant to which, the Company, certain investors and Management Co subscribed to the registered capital of Transchip Technology (Nanjing) Co., Ltd. (Transchip).
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
In February 2026, Transchip granted stock awards to certain of its employees. After Transchip’s grant of the stock awards, the Company’s ownership of Transchip’s registered capital based on issued and outstanding shares decreased from 42.7% as of December 31, 2025 to 36.9% as of March 31, 2026. The Company’s ownership interest of Transchip’s registered capital was 35.0% on a fully diluted basis as of March 31, 2026.
The Company records its proportionate share of loss in its equity method investment in Transchip on a one-quarter lag and evaluates and records adjustments for material intervening events occurring during the lag period. During the three months ended March 31, 2026, Transchip recognized stock-based compensation expense associated with the February 2026 stock awards. The Company determined that its share of this expense, totaling $2.3 million, constituted a material intervening event and, accordingly, recorded its proportionate share of such expense for the three months ended March 31, 2026.
The Company’s loss from its proportionate share of its equity method investment in Transchip was $3.0 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was no carrying value associated with the equity method investment in Transchip.

15. INCOME TAXES
Beginning with the three months ended March 31, 2026, the Company’s tax provision for interim periods was determined using a discrete effective tax rate method, as allowed by ASC Topic 740-270, Income Taxes, Interim Reporting. The Company’s tax provision for interim periods was previously determined using an estimated annual effective tax rate which was adjusted for discrete items occurring during the periods presented. The Company determined that due to the sensitivity of the estimated annual effective tax rate to changes in withholding taxes, the use of the historical method would not provide a reliable estimate for the three months ended March 31, 2026.
The Company’s effective tax rate was 39.5% and (3.4)% for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rate for the $3.7 million income tax benefit for the three months ended March 31, 2026 varied from the statutory tax rate primarily due to the partial valuation allowance release in connection with the Cycuity acquisition and foreign tax rate differentials. The effective tax rate for the $0.3 million income tax expense for the three months ended March 31, 2025 varied from the statutory tax rate due to the geographic mix of worldwide earnings which are taxed at different rates and the impact of losses in jurisdictions with full valuation allowances.
The Company’s management continuously evaluates the need for a valuation allowance and, as of March 31, 2026, concluded that a full valuation allowance on its federal, state, and certain foreign jurisdictions deferred tax assets was still appropriate.
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
During the three months ended March 31, 2025, the Company delivered a three-year term license to Transchip under this arrangement. The Company received payment recorded as accounts receivable of $0.7 million and recognized revenue of $0.1 million during the three months ended March 31, 2026.
K. Charles Janac, the Company’s Chief Executive Officer, invested $0.3 million of his own funds in a private equity financing of an AI chatbot startup, Biflow AI Inc., (Biflow). Following his investment, Mr. Janac controls less than 5% of the outstanding equity of Biflow, on an as converted basis. In addition, Mr. Janac is also an advisor to Biflow. Biflow was co-founded by a son of one of the Company’s employees, an executive vice president. In September 2025, the Company entered into a separately negotiated agreement with Biflow to provide chatbot services and paid $10,000 to Biflow under the agreement during the three months ended March 31, 2026. In April 2026, the Company entered into an amendment to the September 2025 agreement with Biflow to provide additional services to the Company for an amount of $0.1 million through March 2027.
17. SEGMENT AND GEOGRAPHIC INFORMATION
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included under Part I, Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2025 included in the Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K). This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the heading “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully read the “Risk Factors” section of this Quarterly Report on Form 10-Q to gain an understanding of the important factors that could cause actual results to differ materially from forward-looking statements. Please also see the section under the heading “Cautionary Note Regarding Forward-Looking Statements” in the 2025 Form 10-K.
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
Our SoC Integration Automation software solutions, which were significantly enhanced by our acquisitions of Magillem Design Services S.A. (Magillem) in 2020, Semifore, Inc., (Semifore) in 2022 and Cycuity, Inc. (Cycuity) in 2026, complement our interconnect IP solutions by helping to automate not only the customer configuration of its NoC interconnect but also the process of integrating and assembling all of the customer’s IP blocks into an SoC. Products incorporating our IP are used to carry most of the important data inside complex SoCs for sophisticated applications, including aerospace and defense, automotive, communications, consumer electronics, enterprise computing, and industrial markets.
As of March 31, 2026, we had 353 employees and offices in eleven locations in the United States, France, China, South Korea, Japan, Taiwan and Poland. For the three months ended March 31, 2026, we generated revenue of $22.9 million, net loss of $8.0 million, and net loss per share, basic and diluted of $0.17. As of March 31, 2026, we had Annual Contract Value (as defined below) and Annual Contract Value plus royalties of $84.9 million and $92.8 million, respectively. During the three months ended March 31, 2026, we had 25 Confirmed Design Starts (as defined below).
Acquisitions
On January 14, 2026, we completed the acquisition of Cycuity for a total consideration of approximately $43.1 million. The addition of Cycuity’s technology and expertise strengthens our product portfolio, enabling chip designers to understand and improve data movement security in chiplets and SoCs, and addresses a growing industry concern about the increasing volume of sophisticated cyberattacks targeting the vast amounts of unsecured data moving through semiconductors.
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

License Agreements with New and Existing Customers
Our ability to generate revenue from new license agreements, and the timing of such revenue, is subject to a number of factors, risks and contingencies. For new products, the time from initial development until we generate license revenue can be lengthy, typically between one and three years. In addition, because the selection process by our customers is typically lengthy and market requirements and alternative solutions available to customers for IP-based products change rapidly, we may be required to incur significant research and development expenditures in pursuit of new products over extended, multi-year periods of time with no assurance that our solutions will be successfully developed or ultimately selected by our customers. While we make efforts to observe market demand and market need trends, we cannot be certain that our investment in developing and testing new products will generate an adequate rate of return in the form of fees, royalties or other revenues, or any revenues. Moreover, the customer acquisition process has a typical duration of six to nine months; following this, a customer’s chip design cycle is typically between one to three years and may be delayed due to factors beyond our control, which may result in our customer’s product not reaching the market until long after we entered into a contract with such customer. Customers typically start shipping their products using our interconnect IP solutions between one to five years following completion of their product design, known as mass production, at which point we start to receive royalties; this typically lasts for up to seven years depending on the particular market. Any significant delay in the ramp-up of volume production of the customers’ products into which our product is designed could adversely affect our business due to delayed or significantly reduced revenues. Further, because the average selling prices of our products may decline over time, we consider new license agreements and new product launches to be critical to our future success and anticipate that for our newer products, we are and will remain highly dependent on market demand timing and revenue from new license agreements.
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
Terms of our Agreements with Customers
Our revenue from period to period can be impacted by the terms of the agreements we enter into with our customers. As a result of how these contracts are structured and the revenue is recognized, our revenue in the three months ended March 31, 2026 may not be comparable to future periods if we do not enter into similar contractual agreements. Further, a meaningful percentage of our revenue is generated through royalty payments. Because the time between a new license agreement win and the customer’s end product being sold can be substantial, with sales of the end product being subject to a number of factors outside our control, our revenue from royalties is difficult to predict. As a result of the foregoing, revenue may fluctuate significantly from period to period and any increase or decrease in such revenue may not be indicative of future period-to-period increases or decreases.
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
Impact of Operating Globally
We believe our products’ global footprint provides us with the opportunity to enter new markets and accelerate our growth. For the three months ended March 31, 2026, 58.5% of our revenue was derived from sales to customers outside of the United States and 23.8% of our revenue was derived from customers located in China, respectively. For 2025, 60.3% of our revenue was derived from sales to customers outside of the United States and 24.5% of our revenue was derived from customers located in China. While we believe operating internationally has beneficially impacted our results of operations, we are subject to inherent risks attributed to operating in a global economy. Further, our international operations have been, and may in the future continue to be, subject to restrictive government regulations. For example, U.S. export regulations, including regulations announced on October 7, 2022 (as further amended), that impose broad end-use and other restrictions on doing business with certain customers and facilities in China that develop or produce semiconductor chips or manufacturing equipment, may limit or adversely impact our ability to license or support our products to entities in or doing business with certain advanced AI or “supercomputer” design companies, foundries and manufacturers of assemblies and components in China. As a result of these restrictions, our customers may experience changes to or delays in their design projects, and we may face challenges to maintain our revenue and/or our revenue may decrease. Additionally, changes in legislation and regulation as well as the implementation of executive orders and other actions in the United States and other countries, including new trade policies and the imposition of tariffs, may increase costs or make it more difficult to export our products to certain countries.
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

Annual Contract Value
We define Annual Contract Value (ACV) for an individual customer agreement as the total fixed fees under the agreement divided by the number of years in the agreement term. Our total ACV is the aggregate ACVs for all our customers as measured at a given point in time. Total fixed fees include licensing, support and maintenance and other fixed fees under IP licensing or software licensing agreements but exclude variable revenue derived from licensing agreements with customers, particularly royalties. ACV was $84.9 million and $62.1 million as of March 31, 2026 and 2025, respectively. In addition, total ACV plus royalties was $92.8 million and $66.8 million as of March 31, 2026 and 2025, respectively. ACV plus royalties is calculated based on ACV and the trailing-twelve-months variable royalties and other revenue. We monitor ACV to measure our success and believe the increase in the number shows our progress in expanding our customers’ adoption of our platform. We believe ACV provides investors with useful information to assess the strength and trajectory of our business as growth demonstrates the expansion of customer adoption of our platform. ACV fluctuates due to a number of factors, including the timing, duration and dollar amount of customer contracts.
Confirmed Design Starts
We define Confirmed Design Starts as when customers confirm their commencement of new semiconductor designs using our interconnect IP and notify us. Confirmed Design Starts is a metric management uses to assess the activity level of our customers in terms of the number of new semiconductor designs that are started using our interconnect IP in a given period. Our interconnect IP and NoC interface IP customer base contributed to a total of 25 and 17 design starts during the three months ended March 31, 2026 and 2025, respectively. We believe that the number of Confirmed Design Starts is an important indicator of the growth of our business and future royalty revenue trends.
Remaining Performance Obligations
We define Remaining Performance Obligations (RPO) as the amount of contracted future revenue that has not yet been recognized, including deferred revenue, billed and unbilled cancelable and non-cancelable contracted amounts.
The RPO amount is intended to provide visibility into future revenue streams. We expect RPO to fluctuate up or down from period to period for several reasons, including variations in amounts, timing, and duration of customer contracts, as well as the timing of billing cycles for each contract. Our RPO was $118.3 million and $88.9 million as of March 31, 2026 and 2025, respectively.
Components of Our Results of Operations
Revenue: Our revenue is primarily derived from licensing intellectual property, licensing software, support and maintenance services, professional services, training services, and royalties. Our agreements often include other service elements including training and professional services.
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
Our hardware security verification software product arrangements provide customers the right to software licenses, software updates and technical support. The software licenses are time-based licenses with terms generally ranging from one to three years and generally provide the customer with limited rights to receive certain quantities of licensed software. In addition to the licenses, the arrangements also include: support and maintenance services, provided by Application Engineering Support Services, which includes providing frequent updates and upgrades to maintain the utility of the software due to rapid changes in technology. Updates are generally made available throughout the entire term of the arrangement. The updates provide continued access to evolving technology as customers’ designs migrate to more advanced nodes and as customers’ technological requirements evolve. We concluded that our hardware security verification software product licenses are not distinct from our obligation to provide unspecified software updates to the licensed software throughout the license term. Such updates represent inputs to a single, combined performance obligation, commencing upon the later of the arrangement effective date or transfer of control to the software license, leading to ratable recognition of the related license revenue over the contract term.
Cost of revenue: Cost of revenue relates to costs associated with our licensing agreements and support and maintenance, including applicable application engineers’ personnel-related costs such as stock-based compensation, travel, amortization of developed technology acquired intangibles and allocated overhead.
In addition, certain third-party subcontractor expenses are included in cost of revenue when we have determined we act as the principal, maintaining primary responsibility for fulfillment and control over the services provided prior to transfer to the customer. We expect cost of revenue as a percentage of revenue to modestly decline over time due to productivity improvements of our application engineering processes.
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

General and administrative (G&A) expenses: G&A expenses consist primarily of salaries for management and administrative employees, depreciation, insurance costs, accounting, legal and consulting fees, other professional service fees, expenses related to the development of corporate initiatives and facilities expenses associated with G&A activities stock-based compensation expense, fees for directors and other allocated costs.
We expect G&A expenses to increase as our business grows. In addition, we expect G&A expenses as a percentage of revenue to vary from period to period but generally decrease over the long term.
Acquisition related costs: Acquisition related costs include advisory, legal, accounting, valuation, other professional or consulting fees and integration costs incurred towards our acquisitions.
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

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Total revenue	$22,936	$16,532
Cost of revenue (1)	3,250	1,526
Gross profit	19,686	15,006
Operating expenses:
Research and development (1)	14,457	11,862
Sales and marketing (1)	8,530	6,529
General and administrative (1)	5,415	4,323
Acquisition related costs	584	—
Total operating expenses	28,986	22,714
Loss from operations	(9,300)	(7,708)
Interest expense	(38)	(48)
Other income (expense), net	670	718
Loss before income taxes and loss from equity method investment	(8,668)	(7,038)
Loss from equity method investment, net of tax	2,989	815
Loss before income taxes	(11,657)	(7,853)
Provision for (benefit from) income taxes	(3,698)	268
Net loss	$(7,959)	$(8,121)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Cost of revenue	$321	$205
Research and development	2,256	1,973
Sales and marketing	1,383	969
General and administrative	1,551	1,166
Total stock-based compensation	$5,511	$4,313

The following table summarizes our results of operations as a percentage of total revenue for each of the periods indicated:

	Three Months Ended
	March 31,
	2026	2025
	(as a percentage of total revenue)
Total revenue	100%	100%
Cost of revenue	14	9
Gross profit	86	91
Operating expenses:
Research and development	63	72
Sales and marketing	37	39
General and administrative	24	26
Acquisition related costs	3	—
Total operating expenses	127	137
Loss from operations	(41)	(46)
Interest expense	—	—
Other income (expense), net	3	4
Loss before income taxes and loss from equity method investment	(38)	(42)
Loss from equity method investment, net of tax	13	5
Loss before income taxes	(51)	(47)
Provision for (benefit from) income taxes	(16)	2
Net loss	(35)%	(49)%
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Licensing, support and maintenance	$19,272	$15,335	$3,937	26%
Variable royalties	2,503	1,167	1,336	114%
Professional services and other	1,161	30	1,131	*
Total	$22,936	$16,532	$6,404	39%
*Not meaningful
Revenue from licensing, support and maintenance increased $3.9 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily due to the addition of new customers, new license arrangements with existing customers, and revenue for hardware security verification products that were introduced as part of the Cycuity acquisition. Growth in our variable royalty revenue was primarily due to an increase in product sales by certain existing customers, and the addition of new customers. The increase in professional services and other revenue during the three months ended March 31, 2026 was primarily due to revenue generated from hardware security verification services performed under contract with the U.S. government, a significant portion of which was delivered by third-party subcontractors. These subcontractor arrangements were introduced as part of the Cycuity acquisition, as a result, there was no comparable revenue from such services during the three months ended March 31, 2025.

Cost of revenue

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Cost of revenue	$3,250	$1,526	$1,724	113%
Cost of revenue increased by $1.7 million, or 113%, for the three months ended March 31, 2026 from $1.5 million for the three months ended March 31, 2025. The increase in cost of revenue was primarily due to the use of third-party subcontractors fulfilling our U.S. government contracts, which were acquired as part of the Cycuity acquisition. We also incurred higher employee-related expenses, mainly driven by increased headcount of our application engineers.
Operating expenses

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Research and development	$14,457	$11,862	$2,595	22%
Sales and marketing	8,530	6,529	2,001	31%
General and administrative	5,415	4,323	1,092	25%
Acquisition related costs	584	—	584	*
Total operating expenses	$28,986	$22,714	$6,272	28%
* Not meaningful
Research and development expenses
R&D expenses increased, $2.6 million, or 22%, to $14.5 million for the three months ended March 31, 2026 from $11.9 million for the three months ended March 31, 2025. The increase in R&D expenses was primarily due to our investments in next generation products. We incurred higher employee-related costs of $2.3 million, including stock-based compensation expense, reflecting increased headcount from our acquisition of Cycuity, and higher professional fees of $0.3 million. We also incurred higher amortization expense of $0.2 million related to intangible assets recorded from our acquisition of Cycuity. These increases were largely offset by higher R&D tax credits and grants of $0.6 million granted to our subsidiary in France.
Sales and marketing expenses
S&M expenses increased $2.0 million or 31%, to $8.5 million for the three months ended March 31, 2026 from $6.5 million for the three months ended March 31, 2025. The increase in S&M expenses was primarily due to higher employee-related costs of $1.4 million, including stock-based compensation expense, mainly driven by increased headcount to support growth of our business and reflecting increased headcount from our acquisition of Cycuity. We also incurred higher amortization expense of $0.3 million related to intangible assets recorded from our acquisition of Cycuity.
General and administrative expenses
G&A expenses increased $1.1 million or 25%, to $5.4 million for the three months ended March 31, 2026 from $4.3 million for the three months ended March 31, 2025. The increase in G&A expenses was primarily due to higher employee-related costs of $0.9 million, including stock-based compensation expense, mainly driven by increased headcount to support the growth of our business and reflecting increased headcount from our acquisition of Cycuity.

Acquisition related costs
We incurred $0.6 million of professional fees for the three months ended March 31, 2026 including advisory, legal, accounting, valuation, other professional or consulting fees and integration costs associated with the acquisition of Cycuity.
Interest expense

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Interest expense	$(38)	$(48)	$10	(21)%
Interest expense remained relatively flat for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Other income (expense), net

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Other income (expense), net	$670	$718	$(48)	(7)%
Other income (expense), net remained relatively flat for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Loss from equity method investment

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Loss from equity method investment	$2,989	$815	$2,174	267%
Loss from equity method investment increased $2.2 million or 267%, to $3.0 million for the three months ended March 31, 2026 from $0.8 million for the three months ended March 31, 2025. The increase in loss from equity method investment was primarily due to our share of Transchip’s stock-based compensation expense recognized during the three months ended March 31, 2026. As of March 31, 2026, there was no carrying value associated with the equity method investment in Transchip.
Provision for (benefit from) income taxes

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$(3,698)	$268	$(3,966)	*
*Not meaningful
The provision for (benefit from) income taxes was a benefit of $3.7 million for the three months ended March 31, 2026, compared to an expense of $0.3 million for the three months ended March 31, 2025. The decrease in income tax expense for the period ended March 31, 2026, compared to the period ended March 31, 2025, was primarily driven by the income tax benefit from the partial valuation allowance release associated with the acquired intangibles from Cycuity that occurred during the three months ended March 31, 2026.

Liquidity and Capital Resources
Since inception, we have financed operations primarily from payments received from our customers, the net proceeds from the sale of our common stock in the IPO as well as the net proceeds from the private issuance of our convertible preferred stock and common stock. As of March 31, 2026, we had $38.1 million in cash and cash equivalents and short-term investments of which $1.9 million was held by our foreign subsidiaries. In addition, as of March 31, 2026, we also had $3.8 million in long-term investments.
In December 2025, we filed a Registration Statement on Form S-3 covering the offering of up to $200.0 million of common stock, preferred stock, debt securities, warrants and units, which was declared effective by the SEC in December 2025 (the S-3 Registration Statement). In December 2025, we also entered into an Open Market Sales Agreement (the Sales Agreement) with Jefferies LLC as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million pursuant to the S-3 Registration Statement as an “at-the-market” offering under the Securities Act (the 2025 ATM Offering Program). During the three months ended March 31, 2026, we utilized the 2025 ATM Offering Program and sold 69,636 shares of common stock for gross proceeds of $1.2 million, before deducting commissions and offering-related costs of $0.7 million.
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
Cash Flows
The following table summarizes changes in our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash (used in) provided by operating activities	$(7,062)	$2,860
Net cash used in investing activities	$(16,048)	$(121)
Net cash provided by (used in) financing activities	$882	$(52)
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

For the three months ended March 31, 2026, net cash used in operating activities was $7.1 million, primarily due to our net loss of $8.0 million, adjusted for non-cash charges of $5.3 million and $4.4 million of changes in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $5.5 million, loss from our equity method investment of $3.0 million and depreciation and amortization of $1.3 million, partially offset by deferred income taxes due to release of a portion of valuation allowance as a result of our business combination of $4.1 million and amortization of deferred income of $0.3 million. The drivers of the changes in operating assets and liabilities were a $6.3 million increase in accrued expenses and other liabilities, a $2.4 million increase in deferred revenue, a $0.8 million increase in accounts payable, and a $0.7 million increase in prepaid expense and other assets, partially offset by a $5.9 million decrease in accounts receivable.
Changes in operating assets and liabilities for the three months ended March 31, 2026 include one-time cash outflows of $2.5 million related to bonus carve-out and cash-out payments to Cycuity employees. These payments were made by the Company on behalf of Cycuity shortly after the closing of the acquisition and were funded by the acquired cash. The amounts were accounted for as assumed liabilities from the Cycuity acquisition. In addition, changes in operating assets and liabilities include $0.3 million of acquisition related costs. While these outflows are reflected in operating cash flow under GAAP, these costs are non-recurring in nature and outside the ordinary course of business.
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
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 was $16.0 million, primarily attributable to $11.2 million of payments for business combination, net of $3.9 million of cash acquired, purchases of available-for-sale securities of $10.4 million and purchases of property and equipment of $0.3 million, partially offset by proceeds from maturities of available-for-sale securities of $5.8 million.
Net cash used in investing activities for the three months ended March 31, 2025 was $0.1 million, primarily attributable to purchases of available-for-sale securities and property and equipment, partially offset by proceeds from maturities of available-for-sale securities and certificate of deposit.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2026 was $0.9 million, primarily attributable to sales of common stock through the 2025 ATM Offering Program, net of commissions and offering-related costs, and proceeds from exercise of stock options, partially offset by principal payments of vendor financing arrangements.
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
There have been no material changes to our critical accounting estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our 2025 Form 10-K, other than those discussed in Note 2 to our unaudited condensed consolidated financial statements.
Recently Issued and Adopted Accounting Pronouncements
For more information regarding recently issued accounting pronouncements, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
JOBS Act
We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included on our Form 2025 10-K. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
We will cease to be an emerging growth company on December 31, 2026, which represents the end of the fiscal year in which the fifth anniversary of the date of our IPO prospectus occurs.
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

Part II - Other Information
Item 1. Legal Proceedings
See Note 11, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
■We depend on market acceptance of third-party semiconductor IP;
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
■If we fail to offer high-quality products and support, our reputation could suffer;

■Our dependence on international customers and operations also subjects us to a range of other additional regulatory, trade policy, operational, financial, and political risks that could adversely affect our financial results;
■Changes in legislation and regulation in the United States and other countries, including new trade policies and the imposition of tariffs, may adversely impact our business and our customers’ businesses, and may impact our results of operations and financial condition;
■If we are unable to protect our proprietary technology and inventions through patents and other intellectual property rights, or experience a high level of artificial intelligence (AI) related product disruption, our ability to compete successfully and our financial results could be adversely impacted;
■We are subject to government regulations, including import, export and economic sanctions laws and artificial intelligence regulations that may restrict our ability to sell to or get paid by customers in certain regions, or expose us to liability and increase our costs;
■We face risks associated with doing business in China; and
■Litigation, including securities class action litigation, may impair our reputation and lead us to incur significant costs.
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
■The potential effects of geopolitical conflicts, such as the military conflict involving Iran, and between Russia and Ukraine, including retaliatory, military and regulatory actions, or other actions that escalate tensions, including with respect to the conflict in Israel, actions involving Iran and other groups in the Middle East and the partial or full closure of the Strait of Hormuz, on our customers’ engineering resources, the economy as a whole, design schedules, purchasing, development, sales and innovation responses and trends in response to such conflicts. Many of the Company’s customers located or having operations or sales in the affected regions, particularly small to medium enterprises, are experiencing extended challenges raising money leading to cutbacks and project delays impacting the Company’s target market opportunities in the region.
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
We have incurred net losses in certain periods historically. We incurred a net loss of $8.0 million and $8.1 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $179.6 million. We have spent significant funds on organizational and start-up activities, to recruit engineers and other employees and to support our research and development. The net losses we incur may fluctuate significantly from quarter to quarter and may increase as a result of geopolitical factors, and market disruptions and/or fluctuations, inflation, economic slowdown and/or recessionary pressures and other global economic factors.

Our long-term success is dependent upon our ability to successfully market our interconnect IP and SoC Integration Automation software solutions, develop new interconnect IP and SoC Integration Automation software solutions, earn revenue, obtain additional capital when needed and, ultimately, to maintain profitable operations globally. We will need to generate significant additional revenue to achieve profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not maintain or increase profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
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
Moreover, even after customers agree to incorporate our technology into their end products, the design cycle is long and may be delayed due to factors beyond our control, which may result in our customers’ product not reaching the market until long after our initial design win, which we define as winning the competitive bid selection process. From initial product design-in to volume production, many factors could impact the timing and/or amount of sales realized from the design-in. These factors include, but are not limited to, changes in the competitive position of our customers’ product, our customers’ financial stability, and our customers’ ability to ship products under our customers’ original schedule. Moreover, several external factors affect our customers’ ability and willingness to start their own new product designs and to manufacture and ship their products, including target product market conditions, our customers’ financial stability, our customers’ competitive positioning and external economic conditions (such as, but not, limited to inflation, recessions, customer and end market supply chain constraints, geopolitical conflicts, volatile energy market conditions, sanctions, and competition) that may prolong the customers’ decision-making process and design cycle.
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
Any slowdown in the growth of these end markets, or the emergence of economic instability in these end markets, could harm our business. For example, a significant element of our growth strategy depends on the increasing adoption of vehicles with more sophisticated automated driving, which will likely require more complex SoCs. If anticipated demand in the end market for these vehicles does not materialize, whether due to consumer demand not materializing, regulatory interventions or changes to incentives, delays in the deployment of electronic vehicles and automated driving, or the emergence of economic instability in end markets arising from factors such as inflationary trends, interest rate fluctuations and general economic uncertainty, deteriorating purchasing power, trade or supply chain disruptions and regional and/or worldwide chip shortages or excess supply, demand fluctuations, unemployment spikes, labor shortages or end market reactions to regional or global geopolitical uncertainties, wars excursions or conflicts, or other factors beyond our control, it would adversely affect demand for our products from customers and royalty revenue and impact our ability to execute our growth strategy.
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
Difficulties in any of our new product development efforts or our efforts to enter adjacent markets, including delays or disruptions due to factors outside of our control such as any adverse impact resulting from changing macroeconomic and geopolitical environments, market and inflationary, stagflationary or recessionary pressures, export and trade controls, and pandemics, could harm our business.
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
We derived 60.3% of our revenue for the year ended December 31, 2025 from sales to customers outside of the United States. In particular, we derived 24.5% of our revenue for the year ended December 31, 2025 from customers located in China. For the three months ended March 31, 2026, 58.5% of our revenue was derived from sales to customers outside of the United States and 23.8% of our revenue was derived from customers located in China. We expect our revenue from China to decrease due to the applicable U.S. government trade restrictions. As a result, the economic, political, legal and social conditions in China could harm our business. In addition, we have offices globally with our sales and research and development being conducted in offices located in the San Francisco Bay Area, Texas, France, Poland, China, South Korea, and Japan. Moreover, conducting business outside the United States subjects us to a number of additional risks and challenges, including:
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
■Trends such as global and regional inflation, supply shortages and supply chain disruptions, geopolitical tensions, wars, excursions or conflicts and retaliatory actions and regulations affecting or relating to regions such as but not limited to Ukraine, Russia, Eastern Europe, the Strait of Hormuz, Israel and Iran and the Middle East, or in the Greater China region, may lead to the deterioration of our immediate customers’ and/or end market customers’ ability and/or willingness to purchase, use, develop, market or sell products or solutions that incorporate or are made while using our products.

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
The semiconductor industry is highly cyclical and is prone to significant downturns from time to time. Cyclical downturns can result from a variety of market forces including constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles, wars, conflicts and geopolitical tensions and wide fluctuations in product supply and demand, all of which can result in significant declines in semiconductor demand. We have experienced downturns in the past and may experience such downturns in the future, including the potential likelihood of a recession. For example, the industry experienced a significant downturn in connection with the global recession in 2008, and further downturns in 2020 and 2022, which were prolonged as a result of the economic impact of the COVID-19 pandemic. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. In the past several years, downturns in the semiconductor industry have been attributed to a variety of factors, including the COVID-19 pandemic, ongoing trade disputes among the United States and other countries including China, resulting in weakness in demand and pricing for semiconductors across applications and excess inventory.
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
We are engaged in a competitive segment of the global semiconductor industry, and our success may require the adoption of new and emerging technologies, such as AI whose development, adoption and use is rapidly transforming the industry, enabling faster data analysis and automation through machine learning and predictive modeling. While these technologies present significant benefits, there can be no assurance that the use or implementation of these AI technologies will enhance our products or services; they may accelerate or exacerbate potential risks to us. These risks include proprietary code or confidential information leakage to third-party AI platforms, or the possibility of producing biased or inaccurate results, ethical concerns, privacy violations and infringing third-party IP rights. In addition, the development of AI technologies is complex, and there are technical challenges associated with achieving the desired level of accuracy, efficiency, and reliability. There is a risk of system failures, disruptions, or vulnerabilities that could compromise the integrity, security, or privacy of data inputs or the generated content. Furthermore, the regulatory framework relating to AI technologies is rapidly evolving, which may significantly increase our compliance costs, require changes to products and services, limit customer uptake of products incorporating AI technologies, and present additional compliance risks. Any of these factors could result in reputational harm, legal liabilities, or loss of consumer, customer, employee or business partner confidence.
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
Several industries in which companies incorporate our technology may undergo consolidation and reorganization and, in some cases, their suppliers may or have implemented cost cutting measures or entered bankruptcy. Although we have not experienced any lost business or material bad debt write-offs as a result of such consolidation, such trends could harm our business.

Moreover, our target industries, including automotive are affected by general economic, trade policy, energy and oil market pricing fluctuations as well as geopolitical conditions and associated responses by governments of various countries. Our target industry, including the automotive industry, and the manufacturers, dealers, distributors, and third-party suppliers that support them, may be adversely impacted by these conditions, many of which are outside of our control. In addition, government-imposed restrictions on businesses, operations and travel and the related economic uncertainty may adversely affect demand in many global markets. While demand in our target industries, including the automotive industry is dependent on a number of factors, the timing, magnitude, and duration of which are difficult to predict, any adverse effects on the industry could harm our business, results of operations, and financial condition, as well as our ability to execute our growth strategy.
A significant portion of our revenue comes from licensing fees, which may vary from period to period.
License agreements for our interconnect IP are generally treated as ratable revenue, with revenue being recognized evenly over the license term. In recent periods we have made and will continue to make changes to SoC Integration Automation software agreements that result in ratable recognition of the related license revenue over the contract term. In addition, license agreements for our recently acquired hardware security verification software products are generally treated as ratable revenue, with revenue being recognized over the license term. Still, significant portions of our anticipated future revenue depend upon our success in attracting new customers, or continuing or expanding our relationships with existing customers, and revenue recognized from licensing arrangements varies from period to period, depending on the number and size of deals closed during a quarter, and is difficult to predict with certainty. In addition, as we expand our business into new markets, our licensing deals may be smaller in volume but greater in value in volume, which may further fluctuate our licensing revenue quarter to quarter. A portion of revenue from our hardware security verification software products may be generated from U.S. federal government contracts that are at risk of fluctuation due to delays in government funding and government agency shutdowns. Furthermore, delays in obtaining a final novation of the existing agreements from the federal government can lead to challenges in our ability to attract new government or government-adjacent customers to our hardware security verification software line of products. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.
Royalty rates could decrease for existing and future license agreements, which could materially adversely affect our operating results.
Royalty payments under existing and future license agreements could be lower than currently anticipated. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. Our gross margins and financial results may suffer if we are unable to offset reductions in our average selling prices by reducing our costs, developing new or enhanced products or solutions on a timely basis with higher selling prices or gross margins, or increasing our sales volumes. In addition, there is significant pressure to maintain low royalty rates in certain markets where the end product may have a low average sales price, such as many consumer electronics products. In addition, there is increasing downward pricing pressure in the semiconductor industry on end products incorporating our technology, especially end products for consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products on future or renewal agreements be lower than our historic royalty rates. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates on future or renewal agreements as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for the use of our technology could decrease with new or renewed customers, thereby decreasing future anticipated revenue and cash flow. Variable royalty revenue was approximately 11% of our revenue for three months ended March 31, 2026. Therefore, a significant decrease in our royalty revenue could materially adversely affect our operating results.
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
In addition, since many of our sales in foreign jurisdictions are denominated in U.S. dollars, fluctuations in the value of foreign currencies relative to the U.S. dollar may effectively increase the price of our products in the currency of the jurisdiction in which the sale took place and may result in our products becoming too expensive for non-U.S. customers who do not conduct their business in U.S. dollars. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations. If the volume of our international operations increases and foreign currency exchange rates changes, the impact to our consolidated statements of operations could be significant and may affect the comparability of operating results. We believe that a 10% increase or decrease in foreign exchange rates could have had resulted in or, if it occurs in a future period, may result in a material impact to our operating results. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in the value of our net foreign currency investment, and our business may be harmed.
In particular, in light of the ongoing changes in government trade policies, including the imposition of additional tariffs, military conflict between Russia and Ukraine, the conflict in Israel and Iran, the conflict surrounding and full or partial closure of the Strait of Hormuz, and the tensions between the United States, the European Union, other European countries, with Russia, any resulting material change to the valuation of the U.S. dollar, the Euro or other currency relative to the U.S. dollar could adversely impact our operating results.
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
Our ability to operate and expand our business depends on the availability of adequate capital, which in turn depends on the cash flow generated by our business and equity or other applicable financing arrangements. We believe that our existing cash and cash equivalents, short-term investments and cash provided by sales of our products will satisfy our anticipated cash requirements for at least the next 12 months. However, we have based this estimate on our current operating plans and expectations, which are subject to change, and cannot assure you that that our existing resources will be sufficient to meet our future liquidity needs. We have and may continue to require additional capital to respond to business opportunities, challenges, acquisitions or other strategic transactions and/or unforeseen circumstances. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:
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
In order to succeed in executing our business plan, we will need to manage our growth effectively as we make significant investments in research and development and sales and marketing to expand our operations and infrastructure both domestically and internationally. In addition, in connection with operating as a public company, we will continue to incur additional significant legal, accounting and other expenses that we did not incur as a private company. If our revenue does not increase to offset these increases in our expenses, we may delay or not achieve or maintain profitability in future periods.
To continue to grow and to meet our ongoing obligations as a public company, we must continue to expand our operational, engineering, accounting and financial systems, procedures, controls and other internal management systems. In connection with our hardware security verification software products, we may experience additional costs in relation to U.S. government contracting, and the integration of business practices, cultures and operations may distract management from its core IP interconnect business. These may require substantial managerial and financial resources, and our efforts in this regard may not be immediate or successful. Our current systems, procedures and controls may not be adequate to support our future operations, particularly if our business or operations evolve in ways we do not currently anticipate, and we may be unable to meet reporting obligation deadlines under the Exchange Act. Unless our growth results in an increase in our revenue that is proportionate to the increase in our costs associated with this growth, our operating margins will be adversely affected and our U.S. government federal contracts compliance risks may increase. If we fail to adequately manage our growth, improve our operational, financial and management information systems, or effectively motivate and manage our new and future employees, it could harm our business, results of operations, and financial condition.

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
In addition, we recruit from a limited pool of engineers with expertise in SoC design and the competition for such personnel can be intense. The loss of one or more of our executive officers or other key personnel, restrictions on our ability to access certain geographic talent pools due to geopolitical developments, hostilities, or changes in regulation could be significantly detrimental to our product development efforts and could harm our business. We may experience disruptions in our research and development efforts resulting from the inability to hire qualified engineers globally including from the Middle East due to the Iran conflict, Israel conflict and escalating conflicts and tensions in the Middle East. In addition, we must attract and retain highly qualified personnel, including certain foreign nationals who are not U.S. citizens or permanent residents, many of whom are highly skilled and constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these employees and their ability to remain and work in the United States are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies. Changes in immigration laws, executive orders and regulations or procedures, may adversely affect our ability to hire or retain such workers, including regional or other, sales representatives, which increases our operating expenses and may negatively impact our ability to deliver our products and services, any of which could harm our business.
Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key personnel. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested options or restricted stock units have significantly depreciated or otherwise expressed volatility in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the trading price of our common stock. If we are unable to retain our employees, our business, results of operations, and financial condition could be harmed.
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
Any downturn in economic conditions, geopolitical events, shortages or other business factors could threaten the financial health of our counterparties, including companies with which we have entered into licensing agreements, and their ability to fulfill their financial and other obligations to us. Such financial pressures on our counterparties may eventually lead to bankruptcy proceedings or other attempts to avoid financial obligations that are due to us. Because bankruptcy courts have the power to modify or cancel contracts of the petitioner which remain subject to future performance and alter or discharge payment obligations related to pre-petition debts, we may receive less than all of the payments that we would otherwise be entitled to receive from any such counterparty as a result of bankruptcy proceedings.
Risks Related to Intellectual Property, Information Technology and Data Security and Privacy
If we are unable to protect our proprietary technology and inventions through patents and other intellectual property rights, or experience a high level of AI product disruption, our ability to compete successfully and our financial results could be adversely impacted.
We seek to protect our proprietary technology and innovations, particularly those relating to the design of our products, through patents, trade secrets and other intellectual property rights. As of March 31, 2026, we had 280 total allowed or issued patents, pending patent applications and non-expired provisional patent applications worldwide. Of these, 138 allowed or issued patents, 99 are U.S. allowed or issued patents, 12 are China issued patents, 10 are Europe issued patents, eight are U.K. issued patents, six are South Korea issued patents, and three are Japan issued patents. The 138 allowed or issued patents generally expire between July 2035 and July 2044. As of March 31, 2026, we had 142 pending non-provisional and provisional patent application filings, including 63 in the United States, 24 in Europe, 23 in China, 13 in South Korea, 13 in Japan and six in the World Intellectual Property Organization. Maintenance of patent portfolios, particularly outside of the United States, is expensive, and the process of seeking patent protection is lengthy and costly. While we intend to maintain our current portfolio of patents and to continue to prosecute our currently pending patent applications and file future patent applications when appropriate, the value of these actions may not exceed their expense. Existing patents and those that may be issued from any pending or future applications may be subject to challenges, invalidation or circumvention, and the rights granted under our patents may not provide us with meaningful protection or any commercial advantage. In addition, the protection afforded under the patent laws of one country may not be the same as that in other countries. This means, for example, that our right to exclusively commercialize a product in those countries where we have patent rights for that product can vary on a country-by-country basis. We also may not have the same scope of patent protection in every country where we do business.
Additionally, it is difficult and costly to monitor the use of our intellectual property. For example, we continue to invest in methods, tools and infrastructure for infusing AI capabilities into our operations and into our offerings, however AI generated code and outputs may not be subject to copyright protection, potentially weakening our ability to enforce intellectual property rights against infringers or new competitors. Advances in AI may make it easier for unauthorized parties to copy or reverse engineer our technologies, including attempts to extract proprietary model capabilities or replicate our systems’ reasoning processes to develop competing products. Inability to effectively protect key components of our proprietary technology could affect the Company’s competitive position and performance. While these technologies present significant benefits, use of AI tools could expose us and our products to risks of unauthorized use and wide dissemination of our intellectual property by unknown or unauthorized recipients.

If we are unable to protect our proprietary technology and inventions through trade secrets, our competitive position and financial results could be adversely affected.
As noted above, we seek to protect our proprietary technology and innovations, particularly those relating to our products, as patents, trade secrets and other forms of intellectual property. While software and other forms of our proprietary works may be protected under copyright law, copyright registrations may not be available for all such works, and in some cases we have chosen not to register any copyrights in these works. In addition, intellectual property ownership for AI-generated works may not be available, and the scope of protection remains uncertain under current law in some countries. Where we consider protecting our software to be important but other intellectual property rights may not be available, we primarily rely on protecting our software as a trade secret. In the United States, trade secrets are protected under the federal Economic Espionage Act of 1996 and the Defend Trade Secrets Act of 2016 (the Defend Trade Secrets Act), and under state law, with many states having adopted the Uniform Trade Secrets Act (the UTSA) and several that have not. In addition to these federal and state laws inside the United States, under the World Trade Organization’s Trade Related-Aspects of IP Rights Agreement (the TRIPS Agreement), trade secrets are to be protected by World Trade Organization member states as “confidential information.” Under the UTSA and other trade secret laws, protection of our proprietary information as trade secrets requires us to take steps to prevent unauthorized disclosure to third parties or misappropriation by third parties. In addition, the full benefit of the remedies available under the Defend Trade Secrets Act requires specific language and notice requirements to be present in the relevant agreements, which may not be present in all of our agreements. While we require our officers, employees, consultants, distributors, and existing and prospective customers and collaborators to sign confidentiality agreements and take various security measures to protect against unauthorized disclosure and misappropriation of our trade secrets, we cannot assure or predict that these measures will be sufficient. For example, these agreements may be breached, with or without our knowledge, and we may not have adequate remedies for any breach. Despite the precautions we may take, our trade secrets may be stolen, otherwise become known, or independently developed by competitors. The semiconductor industry is generally subject to a high turnover of employees, so the risk of trade secret misappropriation may be amplified. In addition, revealing confidential or trade secret information to AI tools, whether through an AI prompt or generated output, can result in the permanent loss of the trade secret protection and undermine our ability to obtain future patents covering related inventions or to otherwise protect related intellectual property. Some foreign countries do not currently provide effective legal protection for trade secrets and other proprietary information, and our ability to prevent unauthorized use of our proprietary information in those countries is therefore limited. If any of our trade secrets are subject to unauthorized disclosure or are otherwise misappropriated by third parties, our competitive position may be materially and adversely affected.
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
We license third-party software and other intellectual property for use in product research and development and, in several instances, for inclusion in our products such as our license with Qualcomm for FlexNoC. We also license third-party software, including the software of our competitors, to test the interoperability of our products with other industry products and in connection with our professional services. Our third-party licenses typically limit our use of IP to specific uses and for specific time periods and include other contractual obligations with which we must comply. Moreover, certain intellectual property rights may be licensed to us on a non-exclusive basis, and accordingly, the owners of such intellectual property rights are free to license such rights to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. These licenses may need to be renegotiated or renewed from time to time, or we may need to obtain new licenses in the future. For example, we may be required to renegotiate or seek a waiver to or consent under our license with Qualcomm with respect to our FlexNoC product in the event of certain changes of control (as defined in our agreements with Qualcomm) and there can be no guarantee we would be successful in such endeavor. Such provision could prevent us from pursuing a robust sales process in the event of a sale of the Company if Qualcomm refuses to provide consent or waive such change in control provision. In such an event, a change in control could cause us to lose our license with Qualcomm and our valuation could be adversely affected. See “Business—Material Agreement—Qualcomm Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2025, for additional information. Third parties may stop adequately supporting or maintaining their technology, or they or their technology may be acquired by our competitors. If we are unable to obtain licenses to these third-party software and intellectual property rights on reasonable terms or at all, we may not be able to sell or support the affected products, our customers’ use of the products may be interrupted, and/or our product development processes and professional services offerings may be disrupted, which could in turn harm our financial results, our customers, and our reputation. Further, if we or our third-party licensors were to breach any material term of a license, such a breach could, among other things, prompt costly litigation, result in the license being terminated or result in fines and other damages. If any of the following were to occur, it could harm our business and our reputation.
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
We have, including through entities we have acquired, and may enter into additional licenses and additional contracts with the U.S. government which contain customary provisions that give the government substantial and sometimes unilateral rights and remedies not typically found in commercial contracts, including the right to unilaterally modify the contract and terminate the contract for convenience. The future levels of expenditures and authorizations for defense-related programs by the U.S. government may decrease, remain constant or shift to programs in areas where we do not currently provide products, thereby reducing the chances that we will be awarded new contracts. In addition, these contracts subject a portion of our business to the statutes and regulations applicable to doing business with the government, including the Federal Acquisition Regulation (FAR) and also subject us to greater scrutiny by the government, which can initiate reviews, audits and investigations regarding our compliance with government contract requirements. New regulations or procurement requirements (including, for example regulations regarding supply chain diligence and cybersecurity) or changes to current requirements could increase our costs and risk of non-compliance. In addition, if we fail to comply with government contracting laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (including treble damages and other penalties), or criminal law. In particular, the False Claims Act’s “whistleblower” provisions also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, damages, fines, suspension, or damages could adversely affect our ability to operate our business and our financial results.

Cybersecurity threats continue to increase in frequency and sophistication; a successful cybersecurity attack or prolonged outage regardless of cause could interrupt or disrupt our information technology systems, or those of our third-party service providers, or cause the loss of availability of confidential or protected data which could disrupt our business, force us to incur significant costs, expose us to regulatory or contractual liability, or cause reputational harm.
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
In addition, as a government contractor, we are subject to extensive and evolving cybersecurity, data protection, and other requirements. Compliance with these programs is costly and resource‑intensive, and failure to comply could limit our ability to compete for new government contracts or maintain existing ones. If we are unable to keep pace with evolving government mandates, our competitive position in the defense and aerospace sectors could be affected.
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
We are also subject to European Union rules with respect to cross-border transfers of personal data out of the EEA and the U.K. In addition to Standard Contractual Clauses (SCCs), which went into effect in June of 2021, various alternative or supplemental transfer mechanisms have been adopted or proposed. In July of 2023, the US and EU announced the EU-U.S. Data Protection Framework (DPF) which replaced Privacy Shield, may, subject to ongoing legal, regulatory, and practical considerations, serves as a lawful basis for transatlantic data transfer for companies to receive personal data from the EU, UK and Switzerland without additional safeguards. We currently rely on the SCCs to transfer personal data outside the EEA and the U.K., including to the United States and other jurisdictions. As supervisory authorities issue further guidance on personal data export mechanisms, or if existing mechanisms are invalidated, modified, or become subject to additional requirements, we could suffer additional costs, face operational disruption, complaints and/or regulatory investigations or fines.
We are subject to evolving data privacy and security laws, rules and regulations in the PRC, particularly the Personal Information Protection Law (PIPL), Cybersecurity Law (CSL) (recently updated effective January 1, 2026), and Data Security Law (DSL), along with their implementing regulations and standards. Consent from the data subject is required for any collection or processing of personal data, unless one of a limited number of exemptions applies. Notably, the PIPL, similar to the EU GDPR, applies extraterritorially in certain circumstances.
The PIPL, CSL and DSL also specify rules for transferring personal information and the sui-generis category of ‘important data’ out of the PRC. Compliance with applicable requirements may involve security assessments, obtaining certifications of group privacy standards by designated agencies, or entering into standard contracts (in approved form) with overseas recipients (to be filed with a PRC government agency) are among the requirements for transfer of personal data. All businesses in China additionally require government approval to transfer any amount of ‘important data’ generated within the PRC overseas.
These laws and regulations continue to evolve, and may have an uncertain impact on our operations in the PRC and related compliance costs. In addition, these laws and regulations are drafted broadly and thus leave significant discretion to the relevant PRC authorities, increasing the uncertainty about how they will be interpreted and enforced in practice.

Although we make reasonable efforts to comply with all applicable data protection laws and regulations, our interpretations and such measures have been or may prove to be insufficient or incorrect. The effects of any applicable state, federal and international laws and regulations that are currently in effect or that may go into effect in the future, are significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such laws and regulations. Allegations of non-compliance, whether or not true, could be costly, time consuming, and cause reputational harm. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards. Because the interpretation and application of privacy and data protection laws continue to evolve, it is possible that these laws may be interpreted and applied in a manner that are inconsistent with one another or inconsistent with our existing data management practices or the features of our products and services. Any actual or perceived failure to comply with these and other data protection and privacy laws and regulations could result in regulatory scrutiny, investigations, enforcement actions, increased exposure to litigation, consent decrees, remediation obligations, civil or criminal penalties, or fines, any of which could harm our business. In addition, we or our third-party service providers may be required to materially alter our business operations or practices or modify our products and services, which could adversely affect our business. Any of the foregoing could result in additional cost and liability to us, damage our reputation, inhibit sales, and harm our business.
Risks Related to Legal, Regulatory, Accounting and Tax Matters
Our failure to comply with the large body of laws and regulations to which we are subject could materially harm our business.
We are subject to regulation by various governmental agencies in the United States and other jurisdictions in which we operate. These laws and regulations (and the government agency responsible for their enforcement in the United States) cover: radio frequency emission regulatory activities (Federal Communications Commission); anti-trust regulatory activities (Federal Trade Commission and Department of Justice); consumer protection laws (Federal Trade Commission); import/export regulatory activities (Department of Commerce); product safety regulatory activities (Consumer Products Safety Commission); worker safety (Occupational Safety and Health Administration); environmental protection (Environmental Protection Agency and similar state and local agencies); employment matters (Equal Employment Opportunity Commission); and tax and other regulations by a variety of regulatory authorities in each of the areas in which we conduct business. In connection with our hardware security verification software solutions, we may be subject to regulations, including the U.S. Federal Acquisition Regulations, Defense Federal Acquisition Regulations (DFARS), or Department of Energy Acquisition Regulations (DEARS) either directly or as flow-down contract obligations from customers. In certain circumstances, failure to comply with these requirements, the terms of government contracts, or with other applicable regulations may result in fines and penalties, or loss of current or future business including with U.S. governmental agencies and its contractors for a period of time. In certain jurisdictions, regulatory requirements in one or more of these areas may be more stringent than in the United States.
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
We are subject to government regulations, including import, export and economic sanctions laws and emerging artificial intelligence regulations that may restrict our ability to sell to or get paid by customers in certain regions, delay or prevent transactions, or expose us to liability and increase our costs.
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
The U.S. federal government has increased its Entity List materially and expanded its regulatory scope with respect to semiconductors in recent years, which affects the range and number of customers, including Chinese customers, available to license our products and technology. There is additional risk that China and/or other jurisdictions may enact retaliatory legislation or regulations that may raise similar adverse risks. As more entities are added to restricted export control lists, we may need to seek U.S. government authorization, or forego sales with such entitles, potentially impacting our ability to attract and do business with new and existing customers. Export control and sanctions designations may be influenced by a variety of geopolitical, foreign policy, or national security considerations, which are outside of our control and may evolve rapidly, increasing uncertainty for our international operations.
We face risks associated with doing business in China.
For the three months ended March 31, 2026, we derived 23.8% of our revenue from customers located in China. As a result, the economic, political, legal and social conditions in China could harm our business. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the IP we develop or license in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. We have observed sustained reports of intellectual property theft and misappropriation in China.
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
Political instability, changes in government, elections, or destabilizing political developments in or around the major countries and jurisdictions in which we do business have created challenges and an adverse business environment which in turn has impacted our business and financial condition. Worldwide and regional geopolitical tensions and conflicts, including but not limited to China, Hong Kong, Iran, Israel, Korea and Taiwan or where our customers are located, have resulted in changing regulatory requirements or other disruptions that have and could continue to impact our international operations and operating strategies, global product demand and sales, access to global markets, hiring, and profitability. If a disaster, war or catastrophic event affects our ability to work with customers in any of these countries, including China, our business could be harmed by a decline in sales, increased contract expense, and substantial time spent on alternative demand generation. As a result of our growing operations in China, these risks could harm our business.
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
We anticipate conducting certain of our operations through joint venture or collaboration arrangements with Chinese entities. If the Chinese government determines that these arrangements do not comply with applicable regulations, our business could be adversely affected. If the PRC regulatory agencies determine that the agreements that establish the structure and relationship for our operations in China do not comply with PRC regulatory restrictions on foreign investment, we could be subject to severe penalties. In addition, changes in such Chinese laws and regulations may materially and adversely affect our business.
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
We are an “emerging growth company,” as defined in the JOBS Act, and we could remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of the closing of our initial public offering. We expect to cease to be an emerging growth company after December 31, 2026. For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to:
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
If we or our existing stockholders, including current or former employees sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of March 31, 2026, we had approximately 46.0 million shares of common stock outstanding.
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
We may also, from time to time and at any time, seek to offer and sell our common stock pursuant to the 2025 ATM Offering Program, based upon market conditions and other factors.

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
As of March 31, 2026, K. Charles Janac, our President, Chief Executive Officer and Chairman, held voting power over approximately 20.2% of our outstanding voting stock. Therefore, this stockholder will have the ability to influence us through this ownership position. For example, this stockholder may be able to exercise significant influence over elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise could dilute the ownership and voting power of our other stockholders.
We have 300,000,000 shares of common stock authorized as of March 31, 2026. In addition, our Certificate of Incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our Certificate of Incorporation authorizes us to issue shares of common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock from time to time, for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, an acquisition, an investment, our stock incentive plans or otherwise. Such additional shares of our common stock or such other securities may be issued at a discount to the market price of our common stock at the time of issuance. We may also, from time to time and at any time, seek to offer and sell our common stock pursuant to the 2025 ATM Offering Program, based upon market conditions and other factors.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 plans:
On February 19, 2026, Paul Alpern, Vice President and General Counsel, terminated a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 114,151 shares of the Company’s common stock until August 31, 2026.
On February 23, 2026, Paul Alpern, Vice President and General Counsel, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 106,084 shares of the Company’s common stock until May 31, 2027.
On March 3, 2026, Nicholas B. Hawkins, Chief Financial Officer, cancelled a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 97,092 shares of the Company’s common stock until August 31, 2026.

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

Date: May 12, 2026

Arteris, Inc.

By:	/s/ K. Charles Janac
Name:	K. Charles Janac
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nicholas B. Hawkins
Name:	Nicholas B. Hawkins
Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)