Form 10-Q
period 2026-06-30
Arteris, Inc.
filed 2026-08-06
CIK 1667011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of July 30, 2026, there were 49,152,102 shares of the registrant’s common stock outstanding.

Part I - Financial Information
Item 1. Financial Statements
Arteris, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	As of
	June 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$93,270	$33,901
Short-term investments (Note 5)	28,794	20,698
Accounts receivable, net of allowance of $73 as of both June 30, 2026 and December 31, 2025	15,222	19,183
Prepaid expenses and other current assets	9,055	8,608
Total current assets	146,341	82,390
Property and equipment, net	5,968	3,872
Long-term investments (Note 5)	1,198	4,946
Equity method investment	—	2,989
Operating lease right-of-use assets	4,918	3,919
Intangibles, net	18,767	2,168
Goodwill	35,299	4,178
Other assets	12,222	10,569
TOTAL ASSETS	$224,713	$115,031
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$558	$340
Accrued expenses and other current liabilities	30,442	19,094
Operating lease liabilities, current	1,466	1,233
Deferred revenue, current	59,577	51,367
Vendor financing arrangements, current	1,302	1,166
Total current liabilities	93,345	73,200
Deferred revenue, noncurrent	49,280	43,974
Operating lease liabilities, noncurrent	3,725	3,116
Vendor financing arrangements, noncurrent	2,193	452
Deferred income, noncurrent	5,867	6,452
Other liabilities	2,629	2,469
Total liabilities	157,039	129,663
Commitments and contingencies (Note 11)
Stockholders' equity (deficit):
Preferred stock, par value of $0.001 - 10,000,000 shares authorized and no shares issued and outstanding as of both June 30, 2026 and December 31, 2025	—	—
Common stock, par value of $0.001 - 300,000,000 shares authorized as of both June 30, 2026 and December 31, 2025; 49,051,892 and 44,268,816 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	49	44
Additional paid-in capital	261,174	156,776
Accumulated other comprehensive income	106	179
Accumulated deficit	(193,655)	(171,631)
Total stockholders' equity (deficit)	67,674	(14,632)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$224,713	$115,031
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue
Licensing, support and maintenance	$20,824	$15,088	$40,096	$30,423
Variable royalties	2,103	1,402	4,606	2,569
Professional services and other	1,207	12	2,368	42
Total revenue	24,134	16,502	47,070	33,034
Cost of revenue	3,607	1,742	6,857	3,268
Gross profit	20,527	14,760	40,213	29,766
Operating expenses:
Research and development	16,762	12,171	31,219	24,033
Sales and marketing	9,386	6,335	17,916	12,864
General and administrative	6,072	4,502	11,487	8,825
Acquisition-related costs	2,215	—	2,799	—
Total operating expenses	34,435	23,008	63,421	45,722
Loss from operations	(13,908)	(8,248)	(23,208)	(15,956)
Interest expense	(30)	(42)	(68)	(90)
Other income (expense), net	570	786	1,240	1,504
Loss before income taxes and loss from equity method investment	(13,368)	(7,504)	(22,036)	(14,542)
Loss from equity method investment, net of tax	—	780	2,989	1,595
Loss before income taxes	(13,368)	(8,284)	(25,025)	(16,137)
Provision for (benefit from) income taxes	697	846	(3,001)	1,114
Net loss	$(14,065)	$(9,130)	$(22,024)	$(17,251)

Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.22)	$(0.47)	$(0.42)
Weighted-average shares used in computing per share amounts, basic and diluted	47,276,533	41,819,427	46,415,392	41,338,907
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net loss	$(14,065)	$(9,130)	$(22,024)	$(17,251)
Other comprehensive loss:
Unrealized pension actuarial gain	—	78	—	78
Unrealized (losses) gains on available-for-sale securities, net of tax	(15)	8	(73)	2
Comprehensive loss	$(14,080)	$(9,044)	$(22,097)	$(17,171)
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—March 31, 2026	46,017,908	$46	$182,014	$121	$(179,590)	$2,591
Issuance of common stock upon exercise of stock options	314,947	—	687	—	—	687
Issuance of common stock for settlement of Restricted Stock Units (RSUs)	621,239	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan (ESPP)	56,311	—	644	—	—	644
Issuance of common stock under the at-the-market offering, net of commissions and offering costs	2,041,487	2	71,483	—	—	71,485
Stock-based compensation expense	—	—	6,347	—	—	6,347
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(14,065)	(14,065)
BALANCE—June 30, 2026	49,051,892	$49	$261,174	$106	$(193,655)	$67,674

	Stockholders’ Deficit
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—March 31, 2025	41,403,294	$41	$140,015	$129	$(145,006)	$(4,821)
Issuance of common stock upon exercise of stock options	481,094	1	1,303	—	—	1,304
Issuance of common stock for settlement of RSUs	619,362	—	—	—	—	—
Issuance of common stock under ESPP	88,668	—	535	—	—	535
Stock-based compensation expense	—	—	4,497	—	—	4,497
Unrealized gains on available-for-sale securities, net of tax	—	—	—	8	—	8
Unrealized pension actuarial gain	—	—	—	78	—	78
Net loss	—	—	—	—	(9,130)	(9,130)
BALANCE—June 30, 2025	42,592,418	$42	$146,350	$215	$(154,136)	$(7,529)
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Stockholders’ Equity (Deficit)
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—December 31, 2025	44,268,816	$44	$156,776	$179	$(171,631)	$(14,632)
Issuance of common stock upon exercise of stock options	390,321	—	1,036	—	—	1,036
Issuance of common stock for settlement of RSUs	1,129,041	2	(2)	—	—	—
Issuance of common stock under ESPP	56,311	—	644	—	—	644
Issuance of common stock in connection with business combination	1,096,280	1	19,015	—	—	19,016
Issuance of common stock under the at-the-market offering, net of commissions and offering costs	2,111,123	2	72,004	—	—	72,006
Stock-based compensation expense	—	—	11,701	—	—	11,701
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	(22,024)	(22,024)
BALANCE—June 30, 2026	49,051,892	$49	$261,174	$106	$(193,655)	$67,674

	Stockholders’ Deficit
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—December 31, 2024	40,724,936	$40	$135,522	$135	$(136,885)	$(1,188)
Issuance of common stock upon exercise of stock options	627,053	1	1,451	—	—	1,452
Issuance of common stock for settlement of RSUs	1,151,761	1	(1)	—	—	—
Issuance of common stock under ESPP	88,668	—	535	—	—	535
Stock-based compensation expense	—	—	8,843	—	—	8,843
Unrealized gains on available-for-sale securities, net of tax	—	—	—	2	—	2
Unrealized pension actuarial gain	—	—	—	78	—	78
Net loss	—	—	—	—	(17,251)	(17,251)
BALANCE—June 30, 2025	42,592,418	$42	$146,350	$215	$(154,136)	$(7,529)
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,024)	$(17,251)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,861	1,689
Stock-based compensation	11,858	8,809
Amortization of deferred income	(585)	(585)
Loss from equity method investment	2,989	1,595
Deferred income taxes (Note 7)	(4,103)	—
Net accretion of discounts on available-for-sale securities	(69)	(221)
Change in fair value of contingent consideration liability	2,058	—
Other, net	(55)	378
Changes in operating assets and liabilities:
Accounts receivable, net	5,376	1,855
Prepaid expenses and other assets	(2,504)	(2,261)
Accounts payable	(794)	319
Accrued expenses and other liabilities	(2,916)	(277)
Deferred revenue	10,056	6,325
Net cash provided by operating activities	2,148	375
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(890)	(538)
Purchases of available-for-sale securities	(16,329)	(17,160)
Proceeds from maturities of available-for-sale securities	11,978	18,282
Payments for business combination, net of cash acquired	(11,179)	—
Net cash (used in) provided by investing activities	(16,420)	584
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under vendor financing arrangements	(681)	(558)
Proceeds from exercise of stock options	1,037	1,452
Proceeds from employee stock purchase plan	644	535
Proceeds from issuance of common stock under the at-the-market offering, net of commissions and offering costs	72,546	—
Other financing activities	93	27
Net cash provided by financing activities	73,639	1,456
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	59,367	2,415
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	34,250	14,072
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$93,617	$16,487

Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$93,270	$16,100
Restricted cash, current	97	97
Restricted cash, noncurrent	250	290
Cash, cash equivalents and restricted cash at end of period	$93,617	$16,487

Noncash activities:
Equity consideration issued for Cycuity, Inc. (Cycuity) acquisition	$19,016	$—
Fair value of contingent consideration liability related to Cycuity acquisition	$11,076	$—
Purchase of property and equipment through vendor financing	$2,558	$1,099
Operating lease right-of-use assets, exchanged for lease obligations	$1,631	$1,118
Accrued offering costs	$513	$—
See accompanying notes to unaudited condensed consolidated financial statements.

ARTERIS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.    DESCRIPTION OF BUSINESS
Arteris, Inc. was incorporated in Delaware on April 12, 2004. Arteris, Inc. and its subsidiaries (collectively, the Company or Arteris) develop and license Network-on-Chip (NoC) interconnect intellectual property (IP), System-on-Chip (SoC) and related software solutions used in the design of semiconductor chips and chiplets used in a broad range of end products. The Company also provides hardware security verification software solutions, IP support & maintenance, professional services, training and on-site support to assist customers with the development and use of its technologies. The Company is headquartered in Campbell, California and has offices in the United States, France, Poland, Japan, South Korea, Taiwan and China.
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
The operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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

Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to, among others, revenue recognition, the useful lives of assets, assessment of recoverability of property, plant and equipment, fair value of investments, impairment of the equity method investment, fair values of goodwill and other intangible assets, including impairments, leases, allowance for credit losses, deferred tax assets and related valuation allowance, stock-based compensation, potential reserves relating to litigation and tax matters, collectability of certain receivables, fair value and amortization of deferred income, fair value of contingent consideration liability arising out of the Cycuity acquisition, as well as other accruals or reserves. Actual results could differ from those estimates and such differences may be material to the unaudited condensed consolidated financial statements.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. The Company’s cash equivalents include deposits in money market accounts which were unrestricted as to withdrawal or use and are stated at fair value. As of June 30, 2026, cash and cash equivalents consisted primarily of checking, savings, money market accounts and highly liquid investments with original maturities of three months or less. Interest earned on cash and cash equivalents is included in other income (expense), net in the unaudited consolidated statements of operations.
As of both June 30, 2026 and December 31, 2025, the Company’s restricted cash balance was $0.3 million. The Company’s restricted cash balance as of June 30, 2026 was primarily related to a letter of credit for its facility lease agreement and collateralized cash for corporate credit cards. Restricted cash, current is included in prepaid expenses and other current assets and restricted cash, noncurrent is included in other assets on the consolidated balance sheets.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentration of credit risk consist of cash and cash equivalents, investments and accounts receivable. Cash is currently held in four financial institutions that the Company believes are creditworthy. Cash held at these financial institutions generally exceeds federally insured limits. The Company is exposed to credit risk in the event of default by the financial institution holding its cash, cash equivalents, and investments to the extent recorded in the balance sheet. The Company has not experienced any losses to date related to these concentrations.
The Company’s accounts receivable are derived principally from revenue earned from customers located in the Americas, Europe, Middle East and Asia Pacific regions.
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	As of
	June 30, 2026	December 31, 2025
Customer A	36%	*
Customer B	12%	—%
Customer C	*	11%
Customer D	*	13%
* Customer accounted for less than 10% of total accounts receivable at period end.

Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer C	*	14%	*	14%
* Customer accounted for less than 10% of total revenue in the period.
Business Combination of Cycuity
On January 14, 2026 (the Acquisition Date), the Company completed the acquisition of Cycuity (the Acquisition) for approximately $43.1 million, consisting of cash of $15.1 million, the Company’s common stock with a fair value of $19.0 million and earn-out consideration with a fair value of $9.0 million as of the Acquisition Date. The Company accounted for the acquisition of Cycuity by applying the acquisition method of accounting for business combinations, see Note 7, Business Combination.
Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2026 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2025, except for the following.
Business Combinations
The Company allocates the purchase price to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the purchase price over the fair value of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates are based on information obtained from management of the acquired companies, the Company’s assessment of this information, and historical experience. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customers, acquired technology, and trade names from a market participant perspective, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. In addition, unanticipated events and circumstances may occur that may affect the accuracy or validity of such estimates, and if such events occur, the Company may be required to adjust the value allocated to acquired assets or assumed liabilities. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations. Acquisition-related costs, such as advisory, legal, accounting, valuation, other professional or consulting fees and integration costs, are expensed as incurred.
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
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, and subsequently issued additional related ASUs (Topic 606). The Company recognizes revenue as it transfers control of deliverables (software and services) to its customers in an amount reflecting the consideration to which it expects to be entitled. To recognize revenues, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. The Company accounts for a contract when it has approval and commitment from all parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company applies judgment in determining the customer’s ability and intention to pay based on a variety of factors including the customers’ historical payment experience.
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
Revenues that are derived from the sale of a licensee’s products that incorporate the Company’s IP are classified as royalty revenues. Royalty revenues are recognized during the quarter in which the sale of the product incorporating the Company’s IP occurs and are included in variable royalties in the consolidated statements of operations. Royalties are calculated either as a percentage of the revenues received by a licensee’s sale of products incorporating the Company’s IP or on a per unit basis, as specified in the agreements with the licensees. For the majority of the Company’s royalty revenues, it receives the actual sales data from its customers after the quarter ends and accounts for it as unbilled receivables. In such instances, the Company recognizes royalty revenues based on its estimation of the customers’ sales during the quarter.
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
Hardware Security Verification Software
The Company’s hardware security verification software product arrangements, which were derived from the acquisition of Cycuity that closed in January 2026, provide customers the right to software licenses, software updates and technical support. The software licenses are time-based licenses with terms generally ranging from one to three years and generally provide the customer with limited rights to receive certain quantities of licensed software. In addition to the licenses, the arrangements also include: support and maintenance services, provided by Application Engineering Support Services, which includes providing frequent updates and upgrades to maintain the utility of the software due to rapid changes in technology. Updates are generally made available throughout the entire term of the arrangement. The updates provide continued access to evolving technology as customers’ designs migrate to more advanced nodes and as customers’ technological requirements evolve. The Company concluded that its hardware security verification software product licenses are not distinct from its obligation to provide unspecified software updates to the licensed software throughout the license term. Such updates represent inputs to a single, combined performance obligation, commencing upon the later of the arrangement effective date or transfer of control to the software license, leading to ratable recognition of the related license revenue over the contract term.

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
Flexible Spending Accounts
Some customers enter into a non-cancelable flexible spending account agreement (FSA) whereby the customer commits to a fixed dollar amount over a specified period of time that can be used to purchase from a list of the Company’s products or services. These agreements do not meet the definition of a revenue contract until the customer executes a separate order to identify the required products and services that they are purchasing. Each separate order under the agreement is treated as an individual contract and accounted for based on the respective performance obligations included within the FSA.

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
3.    REVENUE
Disaggregated Revenue
The following table shows revenue by product and services groups (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Licensing, support and maintenance	$20,824	$15,088	$40,096	$30,423
Variable royalties	2,103	1,402	4,606	2,569
Professional services and other	1,207	12	2,368	42
Total	$24,134	$16,502	$47,070	$33,034
Contract Balances
The following table provides information about accounts receivable, net, contract assets and deferred revenue (in thousands):

	As of
	June 30, 2026	December 31, 2025
Accounts receivable, net	$15,222	$19,183
Contract assets, current	$855	$—
Deferred revenue	$108,857	$95,341
The Company recognized revenue of $19.1 million and $14.0 million for the three months ended June 30, 2026 and 2025, respectively, and $35.3 million and $25.5 million for the six months ended June 30, 2026 and 2025, respectively, that was included in the deferred revenue balance at the beginning of the respective periods. Contract assets, current are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

As of June 30, 2026, non-cancelable contracted but unsatisfied or partially satisfied performance obligations that have not yet been recognized were $131.4 million which include deferred revenue, amounts that will be invoiced and recognized as revenues in future periods and FSA commitments, from customers where actual product selection and quantities of specific products are to be determined by customers at a future period. The Company expects to recognize $67.5 million of this balance over the next 12 months and the remainder thereafter. FSA commitments amounted to $2.7 million and $3.8 million as of June 30, 2026 and December 31, 2025, respectively. The Company has elected to exclude the potential future royalty receipts from these amounts.
Costs of Obtaining a Contract with a Customer
Total capitalized direct commission costs were as follows (in thousands):

	As of
	June 30, 2026	December 31, 2025
Short-term commission capitalized in prepaid expenses and other current assets	$3,340	$3,124
Long-term commission capitalized in other assets	2,708	2,417
Total	$6,048	$5,541
Amortization of capitalized sales commissions was $1.2 million and $0.9 million for the three months ended June 30, 2026 and 2025, and $2.3 million and $1.7 million for the six months ended June 30, 2026 and 2025, respectively, and are included in sales and marketing expense in the unaudited condensed consolidated statements of operations.
4.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(14,065)	$(9,130)	$(22,024)	$(17,251)
Denominator:
Weighted-average shares outstanding, basic and diluted	47,276,533	41,819,427	46,415,392	41,338,907
Net loss per share, basic and diluted	$(0.30)	$(0.22)	$(0.47)	$(0.42)
Since the Company was in a loss position for all periods presented, the diluted earnings per share was equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.
The following table summarizes the potentially dilutive securities that were excluded from the calculation of diluted earnings per share because they would be anti-dilutive:

	As of
	June 30, 2026	June 30, 2025
Restricted stock units and other	5,231,903	5,587,907
Stock options	1,309,075	1,850,551
Shares committed under the 2021 ESPP	28,996	75,618
Restricted common shares issued for business combination	—	234,859
Total	6,569,974	7,748,935

5.    INVESTMENTS
The following tables summarize the fair value and amortized cost of the Company’s cash equivalents and available-for-sale securities by major security type (in thousands):

	As of June 30, 2026
	Amortized Cost	Unrealized Losses	Aggregate Fair Value
Assets:
Money market funds	$81,546	$—	$81,546
Corporate bonds	19,770	(12)	19,758
U.S. treasury securities	5,533	(10)	5,523
U.S. government agency securities	4,715	(4)	4,711
Total financial assets	$111,564	$(26)	$111,538

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Aggregate Fair Value
Assets:
Money market funds	$30,661	$—	$30,661
Corporate bonds	18,304	41	18,345
U.S. treasury securities	3,825	5	3,830
U.S. government agency securities	3,469	—	3,469
Total financial assets	$56,259	$46	$56,305
The maturity dates of the Company’s investments are as follows (in thousands):

June 30, 2026
Less than one year	$110,340
1-2 years	1,198
Total	$111,538
As of both June 30, 2026 and December 31, 2025, there were no securities in a continuous net unrealized loss position for more than 12 months. As of both June 30, 2026 and December 31, 2025, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor does it foresee or project that it will be required to sell those investments before recovery of their amortized costs basis, which may be at maturity. Thus, as of both June 30, 2026 and December 31, 2025 no allowance for credit losses or impairment losses for the Company’s investments were recorded.
6.    FAIR VALUE MEASUREMENTS
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Equity method investments, and certain non-financial assets, such as intangible assets are remeasured at fair value only if an impairment or observable price adjustment is recognized in the current period.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include vendor financing arrangements. The carrying value of the vendor financing agreements was $3.5 million and $1.6 million as of June 30, 2026 and December 31, 2025, respectively. The Company’s vendor financing arrangements are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon the Company’s incremental borrowing rate. The estimated fair values of these financial instruments approximate their carrying values.

Financial Instruments Recorded at Fair Value on a Recurring Basis
The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of
	June 30, 2026
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$81,546	$—	$—	$81,546
Total cash equivalents	81,546	—	—	81,546
Short-term investments:
Corporate bonds	—	19,059	—	19,059
U.S. treasury securities	—	5,523	—	5,523
U.S. government agency securities	—	4,212	—	4,212
Total short-term investments	—	28,794	—	28,794
Long-term investments:
Corporate bonds	—	699	—	699
U.S. government agency securities	—	499	—	499
Total long-term investments	—	1,198	—	1,198
Total financial assets	$81,546	$29,992	$—	$111,538

Liabilities:
Contingent consideration liability	$—	$—	$11,076	$11,076
Total contingent consideration liability	$—	$—	$11,076	$11,076

	As of
	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$30,661	$—	$—	$30,661
Total cash equivalents	30,661	—	—	30,661
Short-term investments:
Corporate bonds	—	14,524	—	14,524
U.S. government agency securities	—	2,969	—	2,969
U.S. treasury securities	—	3,205	—	3,205
Total short-term investments	—	20,698	—	20,698
Long-term investments:
Corporate bonds	—	3,821	—	3,821
U.S. treasury securities	—	625	—	625
U.S. government agency securities	—	500	—	500
Total long-term investments	—	4,946	—	4,946
Total financial assets	$30,661	$25,644	$—	$56,305
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

Cycuity-related Contingent Consideration Liability
Contingent consideration liability is based on the achievement of specified bookings targets during the earn-out period from the Acquisition Date through December 31, 2026 in connection with the Cycuity acquisition. The estimated fair value of the contingent consideration liability is determined using a Monte Carlo simulation model using significant unobservable fair value inputs and is therefore classified as a Level 3 measurement. The assumptions used in the calculation are based on the achievement of specified bookings targets over the term of the contingent earn-out period, expected volatility, and discount rate. The estimates of fair value are uncertain and changes in any of the estimated inputs used will result in significant adjustments to the fair value. As of June 30, 2026, the Company used a volatility rate of 33% and a risk free rate of 3.8%.
The following table sets forth a summary of the changes in the fair value of the contingent consideration liability (in thousands):

Amount
Fair value—April 1, 2026	$9,018
Change in the fair value during the year recorded to acquisition-related costs	2,058
Fair value—June 30, 2026	$11,076
There were no transfers between levels during the periods presented.
7. BUSINESS COMBINATION
Cycuity Acquisition
On January 14, 2026, the Company completed the acquisition of Cycuity for approximately $43.1 million, consisting of cash of $15.1 million, the Company’s common stock with a fair value of $19.0 million and earn-out consideration with a fair value of $9.0 million as of the Acquisition Date.
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
In connection with the Acquisition, the Company issued 1,096,280 shares of the Company’s common stock. Additionally, the former holders of Cycuity equity securities obtained the right to receive additional contingent consideration of up to $12.0 million. The contingent consideration is based on the achievement of specified bookings targets during the earn-out period from the Acquisition Date through December 31, 2026, and, if earned, will be payable no later than March 31, 2027. Earn-out payments will be settled in cash for in-the-money option holders and unaccredited investors and in shares of the Company’s common stock for accredited equity holders and warrant holders. The contingent consideration has been accounted for as part of the business combination and was recognized at its acquisition-date fair value as a component of total purchase consideration. The contingent consideration is remeasured at fair value at each reporting date, with changes in fair value recognized in earnings until the contingency is resolved, and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Certain outstanding option awards granted by Cycuity were accelerated as a result of the acquisition and paid in cash. As a result, the fair value of these accelerated option awards of $0.2 million was recognized as a post-combination expense, included in stock-based compensation expense for the six months ended June 30, 2026.
The Company incurred acquisition-related expenses associated with the Acquisition of $0.7 million for the six months ended June 30, 2026, which were expensed as incurred in the unaudited condensed consolidated statements of operations.
The purchase price is allocated to identifiable assets acquired and liabilities assumed based on their fair values on the Acquisition Date, including measurement period adjustment, as follows (in thousands):

Amount
Cash	$3,914
Accounts receivable	1,415
Prepaid expenses and other current assets	206
Property and equipment, net	34
Intangibles	18,070
Total assets acquired	23,639
Accounts payable	1,007
Deferred revenue, current	2,910
Accrued expenses and other current liabilities	3,063
Deferred tax liability	4,103
Deferred revenue, noncurrent	551
Total liabilities assumed	11,634
Total identifiable net assets	12,005
Goodwill	31,121
Total purchase consideration	$43,126
The Company may obtain additional information about facts and circumstances that existed as of the Acquisition Date during the remainder of the measurement period, which may not exceed 12 months from the Acquisition Date. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill during the respective measurement period.
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
Goodwill generated from this business combination is attributed to synergies between the Company and Cycuity’s respective products and services. The Company does not have any tax basis in the total goodwill of $31.1 million and the goodwill is non-deductible for income tax purposes. The Company recorded a one-time non-cash income tax benefit of $4.1 million in the condensed consolidated statement of operations for the six months ended June 30, 2026, related to the release of a portion of the valuation allowance as a result of the acquired intangibles. The revenue and earnings of the acquired business have been included in the Company’s results since the Acquisition Date.
Pro forma results of operations for the acquisition have not been presented because they are not material to the Company's consolidated results of operations.

8.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets, net
Intangible assets, net consisted of the following as of June 30, 2026 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$13,190	$(3,233)	$9,957
Customer relationships	10,130	(1,570)	8,560
Trade name and other	370	(120)	250
Total intangibles	$23,690	$(4,923)	$18,767
Intangible assets, net consisted of the following as of December 31, 2025 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$3,590	$(2,446)	$1,144
Customer relationships	1,830	(973)	857
Trade name and other	200	(33)	167
Total intangibles	$5,620	$(3,452)	$2,168
Amortization expense of intangible assets was $0.8 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and $1.5 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively.
The expected future amortization expense of these intangible assets as of June 30, 2026 is as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2026	$1,561
2027	2,942
2028	2,925
2029	2,749
2030	2,500
Thereafter	5,940
Total future amortization expense	$18,617
Goodwill
Goodwill was $35.3 million and $4.2 million as of June 30, 2026 and December 31, 2025. No goodwill impairments were recorded during the three and six months ended June 30, 2026 and 2025.

9.    LEASES
The Company leases its offices and data center hosting space at various locations under operating lease agreements expiring at various dates through 2035. Under the terms of these agreements, the Company also bears the costs for certain insurance, property tax, and maintenance. The terms of certain lease agreements provide for increasing rental payments at fixed intervals.
Total operating lease related costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$459	$382	$863	$745
Short-term lease cost	89	24	119	50
Total lease cost	$548	$406	$982	$795
The weighted-average remaining term of the Company’s operating leases was 4.9 years and 3.8 years as of June 30, 2026 and December 31, 2025, respectively. The weighted-average discount rate used to measure the present value of the operating lease liabilities was 7.0% as of June 30, 2026 and 10.0% as of December 31, 2025. Cash payments made related to operating lease liabilities were $0.6 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, and $0.9 million and $0.8 million for the six months ended June 30, 2026 and 2025, respectively.
Maturities of operating lease liabilities as of June 30, 2026 were as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2026	$923
2027	1,768
2028	1,286
2029	595
2030	417
Thereafter	1,277
Total undiscounted cash flows	6,266
Less: imputed interest	(1,075)
Present value of lease liabilities	$5,191

Operating lease liabilities, current	$1,466
Operating lease liabilities, noncurrent	3,725
Total lease liabilities	$5,191

10.    BORROWINGS
Vendor financing arrangements—The Company has various vendor financing arrangements with extended payment terms on the purchase of software licenses and equipment. In order to determine the present value of the commitments, the Company used an imputed interest rate of 7.0%, which is an estimate based on the Company’s collateralized borrowing rate.
Expected cash flows related to vendor financing arrangements as of June 30, 2026 were as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2026	$970
2027	1,441
2028	941
2029	470
Total undiscounted cash flows	3,822
Less: Imputed interest	(327)
Present value of vendor financing arrangements	$3,495

Vendor financing arrangements, current	$1,302
Vendor financing arrangements, noncurrent	2,193
$3,495
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
The Company has incurred no actual payment obligations from these above-noted indemnification provisions and director and officer indemnity agreements for the three and six months ended June 30, 2026 and 2025 and the unaudited condensed consolidated financial statements do not include liabilities for any potential indemnity-related obligations as of June 30, 2026 and December 31, 2025.
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

Significant judgment is required in both the determination of probability and determination as to whether a loss is reasonably estimable. Intellectual property claims are inherently unpredictable and may have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Due to the inherent uncertainties and complex technical issues arising from this or any intellectual property litigation, the Company cannot predict or guarantee any result of, and cannot reasonably estimate liability, if any, or range of loss that could result from such intellectual property litigation. Future revisions to such estimates could materially impact the Company’s results.
In December 2022, the Company received a complaint filed by Network System Technologies, LLC (NST) against the Company and another defendant in the semiconductor industry in the United States District Court for the Western District of Texas alleging intellectual property infringement of certain NST products. Additional complaints were filed in the Eastern District of Texas against certain companies, including some customers of the Company. On September 4, 2024, the court in the Western District of Texas dismissed without prejudice all claims against the Company. The court will maintain jurisdiction solely for the purpose of enforcing discovery in relation to the remaining defendant’s litigation. As of June 30, 2026, no new claims against the Company in connection with this matter have been made, nor have any new customer indemnity claims been received. The Company will continue to monitor this matter.
On October 14, 2025, NST filed patent infringement complaints against three customers of the Company. The Company is not a named party to these lawsuits, however the complaints refer to the Company’s interconnect technology. As of June 30, 2026, the Company has denied all claims for indemnification, and it is not possible to determine the potential costs and legal expenses or the extent of any further customer indemnity claims. The Company will continue to monitor this matter.
The Company has no material contractual non-cancelable commitments as of both June 30, 2026 and December 31, 2025.
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
Stock Repurchases
There were no repurchased shares for both the three months ended June 30, 2026 and 2025.
Sales of Common Stock Under At-the-Market Offering
In December 2025, the Company filed a Registration Statement on Form S-3 covering the offering of up to $200.0 million of common stock, preferred stock, debt securities, warrants and units, which was declared effective by the SEC on December 23, 2025 (the S-3 Registration Statement). On December 11, 2025, the Company also entered into an Open Market Sales Agreement (the Sales Agreement) with Jefferies LLC as sales agent to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million pursuant to the S-3 Registration Statement as an “at-the-market” offering under the Securities Act (the 2025 ATM Offering Program). During the six months ended June 30, 2026, the Company utilized the 2025 ATM Offering Program and sold 2,111,123 shares of common stock for gross proceeds of $75.0 million, before deducting commissions and offering-related costs of $3.0 million, thereby fully exhausting the aggregate amount of common stock that may be sold pursuant to the Sales Agreement. Net proceeds of $72.0 million from these sales were recorded in additional paid-in capital within stockholders’ equity.

13. STOCK-BASED COMPENSATION PLANS AND STOCK-BASED COMPENSATION
2021 Stock Plan
The Company adopted the 2021 Incentive Award Plan (the 2021 Plan) effective October 26, 2021. The 2021 Plan provides for a variety of stock-based compensation awards, including stock options, stock appreciation rights (SARs), restricted stock awards, RSUs, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash-based awards.
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
Restricted and Performance Stock Units and Awards
The following table summarizes the restricted and performance stock unit activities under the 2016 Plan, the 2021 Plan and the 2022 Inducement Plan:

	Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested—December 31, 2025	4,355,001	$7.68
Granted	2,129,849	$24.91
Vested	(1,129,041)	$7.67
Canceled	(123,906)	$10.55
Unvested—June 30, 2026	5,231,903	$14.63
The Company granted 2,061,001 and 1,618,635 restricted stock units during the six months ended June 30, 2026 and 2025, respectively. The total grant-date fair value of restricted stock units vested was $9.3 million and $8.5 million during the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026, there was $68.9 million of unamortized stock-based compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 3.3 years.
The Company granted 68,848 PSUs to its executive officers during the six months ended June 30, 2026. As of June 30, 2026, there was $1.2 million of unamortized stock-based compensation cost related to unvested performance stock units, which is expected to be recognized over a weighted-average period of 2.6 years.

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
Stock Options
The aggregate intrinsic value of the options exercised for the six months ended June 30, 2026 and 2025 was $10.8 million and $3.1 million, respectively. The total grant-date fair value of options vested was $0.4 million and $0.2 million for the six months ended June 30, 2026 and 2025.
As of June 30, 2026, there was $1.4 million of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.2 years.
2021 Employee Stock Purchase Plan
The Company adopted the 2021 Employee Stock Purchase Plan (the 2021 ESPP) effective on October 26, 2021. The 2021 ESPP enables eligible employees of the Company to purchase shares of common stock at a discount to fair market value. The 2021 ESPP provides for six-month offering periods beginning May 22 and November 22 of each year, and each offering period consists of a six-month purchase period. The first offering period began on May 22, 2024 and ended on November 21, 2024. During the six months ended June 30, 2026, 56,311 shares of common stock were purchased under the 2021 ESPP. As of June 30, 2026, 2,196,092 shares of common stock were available for future issuance under the 2021 ESPP.
On each purchase date, eligible employees are entitled to purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of our common stock on the offering date or (2) the fair market value of our common stock on the purchase date.
As of June 30, 2026, there was $0.3 million of unamortized stock-based compensation cost related to ESPP, which is expected to be recognized over a weighted average period of 0.4 years.
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
The following table summarizes the ESPP valuation assumptions:

	Six Months Ended June 30,
	2026	2025
Expected volatility	68.9%	72.0%
Expected term (in years)	0.5	0.5
Risk-free interest rate	3.8%	4.3%
Expected dividend yield	0%	0%

Stock-based Compensation
Stock-based compensation expense is recorded on a departmental basis, based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$384	$232	$705	$437
Research and development	2,562	1,926	4,818	3,898
Sales and marketing	1,668	1,048	3,051	2,017
General and administrative	1,733	1,291	3,284	2,457
Total stock-based compensation	$6,347	$4,497	$11,858	$8,809
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
In September 2025, Transchip entered into a convertible bond investment agreement along with certain investors, under which Transchip received approximately $5.6 million as a loan in October 2025. During the three months ended June 30, 2026, $4.4 million of the loan was converted into Transchip’s equity. The Company did not provide funding under this agreement. In addition, Transchip granted stock awards to certain of its employees in February 2026. As a result of these transactions, the Company’s ownership of Transchip’s registered capital based on issued and outstanding shares decreased from 42.7% as of December 31, 2025 to 33.8% as of June 30, 2026, and the Company’s ownership interest of Transchip’s registered capital reduced from 35.0% as of December 31, 2025 to 32.2% on a fully diluted basis as of June 30, 2026.
No additional losses were recognized for the three months ended June 30, 2026 as the carrying value associated with the equity method investment in Transchip was zero as of June 30, 2026. The Company’s loss from its proportionate share of its equity method investment in Transchip was $0.8 million for the three months ended June 30, 2025, and $3.0 million and $1.6 million for the six months ended June 30, 2026 and 2025, respectively.
15. INCOME TAXES
Beginning in the three months ended March 31, 2026, the Company’s tax provision for interim periods was determined using a discrete effective tax rate method, as allowed by ASC Topic 740-270, Income Taxes, Interim Reporting. The Company’s tax provision for interim periods was previously determined using an estimated annual effective tax rate which was adjusted for discrete items occurring during the periods presented. The Company determined that due to the sensitivity of the estimated annual effective tax rate to changes in withholding taxes, the use of the historical method would not provide a reliable estimate for the six months ended June 30, 2026.
The Company’s effective tax rate was a benefit of 12.0% and an expense of 6.9% for the six months ended June 30, 2026 and 2025, respectively. The Company’s $3.0 million income tax benefit for the six months ended June 30, 2026 varied from the amount computed using the U.S. statutory tax rate of 21.0% primarily due to the partial valuation allowance release in connection with the Cycuity acquisition and foreign tax rate differentials. The $1.1 million income tax expense for the six months ended June 30, 2025 varied from the amount computed using the U.S. statutory tax rate of 21.0% due to the geographic mix of worldwide earnings which are taxed at different rates and the impact of losses in jurisdictions with full valuation allowances.
The Company’s management continuously evaluates the need for a valuation allowance and, as of June 30, 2026, concluded that a full valuation allowance on its federal, state, and certain foreign jurisdictions deferred tax assets was still appropriate.

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
During the three months ended March 31, 2025, the Company delivered a three-year term license to Transchip under this arrangement. The Company received payment of $0.7 million and recognized revenue of $0.2 million during the six months ended June 30, 2026.
K. Charles Janac, the Company’s Chief Executive Officer, invested $0.3 million of his own funds in a private equity financing of an AI chatbot startup, Biflow AI Inc. (Biflow). Following his investment, Mr. Janac controls less than 5% of the outstanding equity of Biflow, on an as converted basis. In addition, Mr. Janac is also an advisor to Biflow. Biflow was co-founded by a son of one of the Company’s employees, an executive vice president. In September 2025, the Company entered into a separately negotiated agreement with Biflow to provide chatbot services and paid less than $0.1 million to Biflow under the agreement during the six months ended June 30, 2026. In April 2026, the Company entered into an amendment to the September 2025 agreement with Biflow to provide additional services to the Company for an amount of $0.1 million through March 2027.
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
Our SoC Integration Automation software solutions, which were significantly enhanced by our acquisitions of Magillem Design Services S.A. (Magillem) in 2020, Semifore, Inc. (Semifore) in 2022 and Cycuity, Inc. (Cycuity) in 2026, complement our interconnect IP solutions by helping to automate not only the customer configuration of its NoC interconnect but also the process of integrating and assembling all of the customer’s IP blocks into an SoC. Products incorporating our IP are used to carry most of the important data inside complex SoCs for sophisticated applications, including aerospace and defense, automotive, communications, consumer electronics, enterprise computing, and industrial markets.
As of June 30, 2026, we had 364 employees and offices in eleven locations in the United States, France, China, South Korea, Japan, Taiwan and Poland. For the three months ended June 30, 2026, we generated revenue of $24.1 million, net loss of $14.1 million, and net loss per share, basic and diluted of $0.30. As of June 30, 2026, we had Annual Contract Value (as defined below) and Annual Contract Value plus royalties of $90.9 million and $99.5 million, respectively. During the three months ended June 30, 2026, we had 26 Confirmed Design Starts (as defined below).
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
Terms of our Agreements with Customers
Our revenue from period to period can be impacted by the terms of the agreements we enter into with our customers. As a result of how these contracts are structured and the revenue is recognized, our revenue in the three and six months ended June 30, 2026 may not be comparable to future periods if we do not enter into similar contractual agreements. Further, a meaningful percentage of our revenue is generated through royalty payments. Because the time between a new license agreement win and the customer’s end product being sold can be substantial, with sales of the end product being subject to a number of factors outside our control, our revenue from royalties is difficult to predict. As a result of the foregoing, revenue may fluctuate significantly from period to period and any increase or decrease in such revenue may not be indicative of future period-to-period increases or decreases.
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
We will continue to evaluate growth opportunities through acquisitions.
Impact of Operating Globally
We believe our products’ global footprint provides us with the opportunity to enter new markets and accelerate our growth. For the six months ended June 30, 2026, 58.4% of our revenue was derived from sales to customers outside of the United States and 23.2% of our revenue was derived from customers located in China. For 2025, 60.3% of our revenue was derived from sales to customers outside of the United States and 24.5% of our revenue was derived from customers located in China. While we believe operating internationally has beneficially impacted our results of operations, we are subject to inherent risks attributed to operating in a global economy. Further, our international operations have been, and may in the future continue to be, subject to restrictive government regulations. For example, U.S. export regulations, including regulations announced on October 7, 2022 (as further amended), that impose broad end-use and other restrictions on doing business with certain customers and facilities in China that develop or produce semiconductor chips or manufacturing equipment, may limit or adversely impact our ability to license or support our products to entities in or doing business with certain advanced AI or “supercomputer” design companies, foundries and manufacturers of assemblies and components in China. As a result of these restrictions, our customers may experience changes to or delays in their design projects, and we may face challenges to maintain our revenue and/or our revenue may decrease. Additionally, changes in legislation and regulation as well as the implementation of executive orders and other actions in the United States and other countries, including new trade policies and the imposition of tariffs, may increase costs or make it more difficult to export our products to certain countries.
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

Annual Contract Value
We define Annual Contract Value (ACV) for an individual customer agreement as the total fixed fees under the agreement divided by the number of years in the agreement term. Our total ACV is the aggregate ACVs for all our customers as measured at a given point in time. Total fixed fees include licensing, support and maintenance and other fixed fees under IP licensing or software licensing agreements but exclude variable revenue derived from licensing agreements with customers, particularly royalties. ACV was $90.9 million and $63.9 million as of June 30, 2026 and 2025, respectively. In addition, total ACV plus royalties was $99.5 million and $69.1 million as of June 30, 2026 and 2025, respectively. ACV plus royalties is calculated based on ACV and the trailing-twelve-months variable royalties and other revenue. We monitor ACV to measure our success and believe the increase in the number shows our progress in expanding our customers’ adoption of our platform. We believe ACV provides investors with useful information to assess the strength and trajectory of our business as growth demonstrates the expansion of customer adoption of our platform. ACV fluctuates due to a number of factors, including the timing, duration and dollar amount of customer contracts.
Confirmed Design Starts
We define Confirmed Design Starts as when customers confirm their commencement of new semiconductor designs using our interconnect IP and notify us. Confirmed Design Starts is a metric management uses to assess the activity level of our customers in terms of the number of new semiconductor designs that are started using our interconnect IP in a given period. Our interconnect IP and NoC interface IP customer base contributed to a total of 26 and 25 design starts during the three months ended June 30, 2026 and 2025, respectively. We believe that the number of Confirmed Design Starts is an important indicator of the growth of our business and future royalty revenue trends.
Remaining Performance Obligations
We define Remaining Performance Obligations (RPO) as the amount of contracted future revenue that has not yet been recognized, including deferred revenue, billed and unbilled cancelable and non-cancelable contracted amounts.
The RPO amount is intended to provide visibility into future revenue streams. We expect RPO to fluctuate up or down from period to period for several reasons, including variations in amounts, timing, and duration of customer contracts, as well as the timing of billing cycles for each contract. Our RPO was $134.9 million and $99.3 million as of June 30, 2026 and 2025, respectively.

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
Research and development (R&D) expenses: R&D expenses consist primarily of salaries and associated personnel-related costs, including employer payroll taxes, facilities expenses associated with research and development activities, third-party project-related expenses connected with the development of our intellectual property which are expensed as incurred, stock-based compensation expense and other allocated costs. We expect R&D expenses to increase in absolute terms over the long term, and as a percentage of revenue in the short term. We expect R&D expenses to decrease as a percentage of revenue as certain new products are launched in the medium to long term.
Sales and marketing (S&M) expenses: S&M expenses consist primarily of salaries, commissions, travel and other costs associated with S&M activities, including employer payroll taxes, as well as advertising, trade show participation, public relations and other marketing activities, stock-based compensation expense and other allocated costs. We expect S&M expenses to increase in absolute terms but decrease as a percentage of revenue due to productivity improvements of our sales processes.
General and administrative (G&A) expenses: G&A expenses consist primarily of salaries for management and administrative employees, including employer payroll taxes, depreciation, insurance costs, accounting, legal and consulting fees, other professional service fees, expenses related to the development of corporate initiatives and facilities expenses associated with G&A activities, stock-based compensation expense, fees for directors and other allocated costs.
We expect G&A expenses to increase as our business grows. In addition, we expect G&A expenses as a percentage of revenue to vary from period to period but generally decrease over the long term.
Acquisition-related costs: Acquisition-related costs include advisory, legal, accounting, valuation, other professional or consulting fees as well as integration costs incurred towards our acquisitions. Acquisition-related costs also include changes in the fair value of the contingent consideration related to our acquisition of Cycuity.
Interest expense: Interest expense consists primarily of interest expense on our vendor financing arrangements.
Other income (expense), net: Other income (expense), net consists primarily of interest income earned on our cash and cash equivalents and available-for-sale investments, gains and losses from foreign currency exchange, realized gains and losses from available-for-sale investments as well as deferred income.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)
Total revenue	$24,134	$16,502	$47,070	$33,034
Cost of revenue (1)	3,607	1,742	6,857	3,268
Gross profit	20,527	14,760	40,213	29,766
Operating expenses:
Research and development (1)	16,762	12,171	31,219	24,033
Sales and marketing (1)	9,386	6,335	17,916	12,864
General and administrative (1)	6,072	4,502	11,487	8,825
Acquisition-related costs	2,215	—	2,799	—
Total operating expenses	34,435	23,008	63,421	45,722
Loss from operations	(13,908)	(8,248)	(23,208)	(15,956)
Interest expense	(30)	(42)	(68)	(90)
Other income (expense), net	570	786	1,240	1,504
Loss before income taxes and loss from equity method investment	(13,368)	(7,504)	(22,036)	(14,542)
Loss from equity method investment, net of tax	—	780	2,989	1,595
Loss before income taxes	(13,368)	(8,284)	(25,025)	(16,137)
Provision for (benefit from) income taxes	697	846	(3,001)	1,114
Net loss	$(14,065)	$(9,130)	$(22,024)	$(17,251)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$384	$232	$705	$437
Research and development	2,562	1,926	4,818	3,898
Sales and marketing	1,668	1,048	3,051	2,017
General and administrative	1,733	1,291	3,284	2,457
Total stock-based compensation	$6,347	$4,497	$11,858	$8,809

The following table summarizes our results of operations as a percentage of total revenue for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(as a percentage of total revenue)
Total revenue	100%	100%	100%	100%
Cost of revenue	15	11	15	10
Gross profit	85	89	85	90
Operating expenses:
Research and development	69	74	66	73
Sales and marketing	39	38	38	39
General and administrative	25	27	24	27
Acquisition-related costs	9	—	6	—
Total operating expenses	142	139	134	139
Loss from operations	(57)	(50)	(49)	(49)
Interest expense	—	—	—	—
Other income (expense), net	2	5	3	5
Loss before income taxes and loss from equity method investment	(55)	(45)	(46)	(44)
Loss from equity method investment, net of tax	—	5	6	5
Loss before income taxes	(55)	(50)	(52)	(49)
Provision for (benefit from) income taxes	3	5	(6)	3
Net loss	(58)%	(55)%	(46)%	(52)%
Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Licensing, support and maintenance	$20,824	$15,088	$5,736	38%
Variable royalties	2,103	1,402	701	50%
Professional services and other	1,207	12	1,195	*
Total	$24,134	$16,502	$7,632	46%
* Not meaningful
Revenue from licensing, support and maintenance increased by $5.7 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily due to the addition of new customers, new license arrangements with existing customers, and revenue for hardware security verification products that were introduced as part of the Cycuity acquisition. Growth in our variable royalty revenue was primarily due to an increase in product sales by certain existing customers, and the addition of new customers. The increase in professional services and other revenue during the three months ended June 30, 2026 was primarily due to revenue generated from hardware security verification services performed under contract with the U.S. government, a significant portion of which was delivered by third-party subcontractors. These subcontractor arrangements were introduced as part of the Cycuity acquisition and, as a result, there was no comparable revenue from such services during the three months ended June 30, 2025.

Cost of revenue

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Cost of revenue	$3,607	$1,742	$1,865	107%
Cost of revenue increased by $1.9 million, or 107%, for the three months ended June 30, 2026 from $1.7 million for the three months ended June 30, 2025. The increase in cost of revenue was primarily due to the use of third-party subcontractors fulfilling our U.S. government contracts, which were acquired as part of the Cycuity acquisition. We also incurred higher employee-related expenses, mainly driven by increased headcount of our application engineers.
Operating expenses

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Research and development	$16,762	$12,171	$4,591	38%
Sales and marketing	9,386	6,335	3,051	48%
General and administrative	6,072	4,502	1,570	35%
Acquisition-related costs	2,215	—	2,215	*
Total operating expenses	$34,435	$23,008	$11,427	50%
* Not meaningful
Research and development expenses
R&D expenses increased by $4.6 million, or 38%, to $16.8 million for the three months ended June 30, 2026 from $12.2 million for the three months ended June 30, 2025. The increase in R&D expenses was primarily due to higher investments in enhancing our existing products and developing next generation products. We incurred higher employee-related costs of $2.4 million due to increased headcount to support the growth of our business and from our acquisition of Cycuity, including stock-based compensation expense. We also incurred increased employer payroll taxes associated with the vesting of equity awards in certain jurisdictions of $1.0 million, higher professional fees of $0.3 million and higher amortization expense of $0.3 million recorded from our acquisition of Cycuity.
Sales and marketing expenses
S&M expenses increased by $3.1 million, or 48%, to $9.4 million for the three months ended June 30, 2026 from $6.3 million for the three months ended June 30, 2025. The increase in S&M expenses was primarily due to higher employee-related costs of $2.4 million due to increased headcount to support the growth of our business and from our acquisition of Cycuity, including stock-based compensation expense, as well as higher employer payroll taxes associated with the vesting of equity awards in certain jurisdictions. We also incurred higher amortization expense of $0.3 million related to intangible assets recorded from our acquisition of Cycuity.
General and administrative expenses
G&A expenses increased by $1.6 million, or 35%, to $6.1 million for the three months ended June 30, 2026 from $4.5 million for the three months ended June 30, 2025. The increase in G&A expenses was primarily due to higher employee-related costs of $1.1 million, including stock-based compensation expense, mainly driven by increased headcount to support the growth of our business and from our acquisition of Cycuity. We also incurred higher professional fees of $0.2 million.

Acquisition-related costs
Acquisition-related costs for the three months ended June 30, 2026 include a change in the fair value of the contingent consideration related to our acquisition of Cycuity of $2.1 million and professional fees including advisory, legal, accounting, valuation, other professional or consulting fees and integration costs associated with the acquisition of Cycuity of $0.1 million.
Interest expense

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Interest expense	$(30)	$(42)	$12	(29)%
Interest expense remained relatively flat for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Other income (expense), net

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Other income (expense), net	$570	$786	$(216)	(27)%
Other income (expense), net decreased by $0.2 million, or 27%, to $0.6 million for the three months ended June 30, 2026, from $0.8 million for the three months ended June 30, 2025. The decrease in other income (expense), net was primarily due to foreign currency exchange.
Loss from equity method investment

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Loss from equity method investment	$—	$780	$(780)	(100)%
Loss from equity method investment was zero for the three months ended June 30, 2026 as the carrying value associated with the equity method investment in Transchip was zero as of June 30, 2026. Loss from equity method investment was $0.8 million for the three months ended June 30, 2025.
Provision for (benefit from) income taxes

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$697	$846	$(149)	(18)%
The provision for income taxes remained relatively flat for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025
Revenue

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Licensing, support and maintenance	$40,096	$30,423	$9,673	32%
Variable royalties	4,606	2,569	2,037	79%
Professional services and other	2,368	42	2,326	*
Total	$47,070	$33,034	$14,036	42%
* Not meaningful
Revenue from licensing, support and maintenance increased by $9.7 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily due to the addition of new customers, new license arrangements with existing customers, and revenue for hardware security verification products that were introduced as part of the Cycuity acquisition. Growth in our variable royalty revenue was primarily due to an increase in product sales by certain existing customers, and the addition of new customers. The increase in professional services and other revenue during the six months ended June 30, 2026 was primarily due to revenue generated from hardware security verification services performed under contract with the U.S. government, a significant portion of which was delivered by third-party subcontractors. These subcontractor arrangements were introduced as part of the Cycuity acquisition and, as a result, there was no comparable revenue from such services during the six months ended June 30, 2025.
Cost of revenue

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Cost of revenue	$6,857	$3,268	$3,589	110%
Cost of revenue increased by $3.6 million, or 110%, to $6.9 million for the six months ended June 30, 2026 from $3.3 million for the six months ended June 30, 2025. The increase in cost of revenue was primarily due to the use of third-party subcontractors fulfilling our U.S. government contracts, which were acquired as part of the Cycuity acquisition. We also incurred higher employee-related expenses, mainly driven by increased headcount of our application engineers.

Operating expenses

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Research and development	$31,219	$24,033	$7,186	30%
Sales and marketing	17,916	12,864	5,052	39%
General and administrative	11,487	8,825	2,662	30%
Acquisition-related costs	2,799	—	2,799	*
Total operating expenses	$63,421	$45,722	$17,699	39%
* Not meaningful
Research and development expenses
R&D expenses increased by $7.2 million, or 30%, to $31.2 million for the six months ended June 30, 2026 from $24.0 million for the six months ended June 30, 2025. The increase in R&D expenses was primarily due to higher investments in enhancing our existing products and developing next generation products. We incurred higher employee-related costs of $4.5 million due to increased headcount to support the growth of our business and from our acquisition of Cycuity, including stock-based compensation expense. We also incurred increased employer payroll taxes associated with the vesting of equity awards in certain jurisdictions of $1.2 million, higher professional fees of $0.6 million and higher amortization expense of $0.5 million recorded from our acquisition of Cycuity.
Sales and marketing expenses
S&M expenses increased by $5.1 million, or 39%, to $17.9 million for the six months ended June 30, 2026 from $12.9 million for the six months ended June 30, 2025. The increase in S&M expenses was primarily due to higher employee-related costs of $3.8 million due to increased headcount to support the growth of our business and from our acquisition of Cycuity, including stock-based compensation expense, as well as increased employer payroll taxes associated with the vesting of equity awards in certain jurisdictions. We also incurred higher amortization expense of $0.6 million related to intangible assets recorded from our acquisition of Cycuity, as well as higher travel and in-person sales event related costs of $0.3 million.
General and administrative expenses
G&A expenses increased by $2.7 million, or 30%, to $11.5 million for the six months ended June 30, 2026 from $8.8 million for the six months ended June 30, 2025. The increase in G&A expenses was primarily due to higher employee-related costs of $2.0 million, including stock-based compensation expense, mainly driven by increased headcount to support the growth of our business and increased headcount from our acquisition of Cycuity. We also incurred higher professional fees of $0.3 million, primarily related to post-acquisition activities in connection with the Cycuity acquisition.
Acquisition-related costs
Acquisition-related costs for the six months ended June 30, 2026 include a change in the fair value of the contingent consideration related to our acquisition of Cycuity of $2.1 million and professional fees including advisory, legal, accounting, valuation, other professional or consulting fees and integration costs associated with the acquisition of Cycuity of $0.7 million.
Interest expense

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Interest expense	$(68)	$(90)	$22	(24)%
Interest expense remained relatively flat for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Other income (expense), net

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Other income (expense), net	$1,240	$1,504	$(264)	(18)%
Other income (expense), net decreased by $0.3 million or 18%, to $1.2 million for the six months ended June 30, 2026, from $1.5 million for the six months ended June 30, 2025. The decrease in other income (expense), net was primarily related to foreign currency exchange, as well as lower interest income earned on our available-for-sale investments.
Loss from equity method investment

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Loss from equity method investment	$2,989	$1,595	$1,394	87%
Loss from equity method investment increased by $1.4 million or 87%, to $3.0 million for the six months ended June 30, 2026 from $1.6 million for the six months ended June 30, 2025. The increase in loss from equity method investment was primarily due to our share of Transchip’s stock-based compensation expense recognized during the three months ended March 31, 2026. As of June 30, 2026, there was no carrying value associated with the equity method investment in Transchip.
Provision for (benefit from) income taxes

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$(3,001)	$1,114	$(4,115)	(369)%
The provision for (benefit from) income taxes for the six months ended June 30, 2026 was a benefit of $3.0 million, compared to an expense of $1.1 million for the six months ended June 30, 2025. The decrease in income tax expense for the period ended June 30, 2026, compared to the period ended June 30, 2025, was primarily driven by the income tax benefit from the partial valuation allowance release associated with the intangible assets acquired from Cycuity during the three months ended March 31, 2026, which were partially offset by a change in the forecasted geographic mix of worldwide earnings which are taxed at different statutory tax rates.

Liquidity and Capital Resources
Since inception, we have financed operations primarily from payments received from our customers, the net proceeds from the sale of our common stock in the IPO as well as the net proceeds from the private issuance of our convertible preferred stock and common stock. As of June 30, 2026, we had $122.1 million in cash and cash equivalents and short-term investments of which $4.9 million was held by our foreign subsidiaries. In addition, as of June 30, 2026, we also had $1.2 million in long-term investments.
In December 2025, we filed a Registration Statement on Form S-3 covering the offering of up to $200.0 million of common stock, preferred stock, debt securities, warrants and units, which was declared effective by the SEC in December 2025 (the S-3 Registration Statement). In December 2025, we also entered into an Open Market Sales Agreement (the Sales Agreement) with Jefferies LLC as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million pursuant to the S-3 Registration Statement as an “at-the-market” offering under the Securities Act (the 2025 ATM Offering Program). During the three months ended June 30, 2026, we utilized the 2025 ATM Offering Program and sold 2,041,487 shares of common stock for gross proceeds of $73.8 million, before deducting commissions and offering-related costs of $2.3 million. Net proceeds of $71.5 million from these sales were recorded in additional paid-in capital within stockholders’ equity. During the six months ended June 30, 2026, we utilized the 2025 ATM Offering Program and sold 2,111,123 shares of common stock at an average price of $35.53 per share for gross proceeds of $75.0 million, before deducting commissions and offering-related costs of $3.0 million, thereby fully exhausting the aggregate amount of common stock that may be sold pursuant to the Sales Agreement. Net proceeds of $72.0 million from these sales were recorded in additional paid-in capital within stockholders’ equity.
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
Cash Flows
The following table summarizes changes in our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$2,148	$375
Net cash (used in) provided by investing activities	$(16,420)	$584
Net cash provided by financing activities	$73,639	$1,456
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

For the six months ended June 30, 2026, net cash provided by operating activities was $2.1 million, primarily due to our net loss of $22.0 million, adjusted for non-cash charges of $15.0 million and $9.2 million changes in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $11.9 million, loss from our equity method investment of $3.0 million, depreciation and amortization of $2.9 million, and change in fair value of contingent consideration liability of $2.1 million, partially offset by deferred income taxes due to release of a portion of valuation allowance as a result of our business combination of $4.1 million, amortization of deferred income of $0.6 million and net accretion of discounts on available-for-sale securities of $0.1 million. The drivers of the changes in operating assets and liabilities were a $10.1 million increase in deferred revenue, and a $5.4 million decrease in accounts receivable, partially offset by a $2.9 million decrease in accrued expenses and other liabilities, a $2.5 million increase in prepaid expense and other assets, and a $0.8 million decrease in accounts payable.
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
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 was $16.4 million, primarily attributable to $11.2 million of payments for business combination, net of $3.9 million of cash acquired, purchases of available-for-sale securities of $16.3 million and purchases of property and equipment of $0.9 million, partially offset by proceeds from maturities of available-for-sale securities of $12.0 million.
Net cash provided by investing activities for the six months ended June 30, 2025 was $0.6 million, primarily attributable to proceeds from maturities of available-for-sale securities, partially offset by purchases of available-for-sale securities and property and equipment.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2026 was $73.6 million, primarily attributable to sales of common stock through the 2025 ATM Offering Program, net of commissions and offering-related costs of $72.5 million, proceeds from exercise of stock options of $1.0 million and proceeds from employee stock purchase plan of $0.6 million, partially offset by principal payments of vendor financing arrangements of $0.7 million.
Net cash provided by financing activities for the six months ended June 30, 2025 was $1.5 million, primarily attributable to proceeds from exercise of stock options and employee stock purchase plan, primarily offset by principal payments under vendor financing arrangements.
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
JOBS Act
We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included on our 2025 Form 10-K. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Risk Factors Summary
This risk factor summary contains a high-level summary of risks associated with our business. It does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this summary. The principal risks and uncertainties affecting our business include, but is not limited to, the following:
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
We have incurred net losses in certain periods historically. We incurred a net loss of $22.0 million and $17.3 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $193.7 million. We have spent significant funds on organizational and start-up activities, to recruit engineers and other employees and to support our research and development. The net losses we incur may fluctuate significantly from quarter to quarter and may increase as a result of geopolitical factors, and market disruptions and/or fluctuations, inflation, economic slowdown and/or recessionary pressures and other global economic factors.

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
Moreover, even after customers agree to incorporate our technology into their end products, the design cycle is long and may be delayed due to factors beyond our control, which may result in our customers’ product not reaching the market until long after our initial design win, which we define as winning the competitive bid selection process. From initial product design-in to volume production, many factors could impact the timing and/or amount of sales realized from the design-in. These factors include, but are not limited to, changes in the competitive position of our customers’ product, our customers’ financial stability, and our customers’ ability to ship products under our customers’ original schedule. Moreover, several external factors affect our customers’ ability and willingness to start their own new product designs and to manufacture and ship their products, including target product market conditions, our customers’ financial stability, our customers’ competitive positioning and external economic conditions (such as, but not limited to, inflation, recessions, customer and end market supply chain constraints, geopolitical conflicts, volatile energy market conditions, sanctions, and competition) that may prolong the customers’ decision-making process and design cycle.
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
Our continued success depends in large part on general economic growth and stability, and growth and stability within our target markets in the aerospace and defense market, automotive market, communications market, consumer electronics market, enterprise computing market, and industrial market. Factors affecting these markets could seriously harm our customers and/or end customers and, as a result, harm us, examples of which include:
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
Any slowdown in the growth of these end markets, or the emergence of economic instability in these end markets, could harm our business. For example, a significant element of our growth strategy depends on the increasing adoption of vehicles with more sophisticated automated driving, which will likely require more complex SoCs. If anticipated demand in the end market for these vehicles does not materialize, whether due to consumer demand not materializing, regulatory interventions or changes to incentives, delays in the deployment of electric vehicles and automated driving, or the emergence of economic instability in end markets arising from factors such as inflationary trends, interest rate fluctuations and general economic uncertainty, deteriorating purchasing power, trade or supply chain disruptions and regional and/or worldwide chip shortages or excess supply, demand fluctuations, unemployment spikes, labor shortages or end market reactions to regional or global geopolitical uncertainties, wars, excursions or conflicts, or other factors beyond our control, it would adversely affect demand for our products from customers and royalty revenue and impact our ability to execute our growth strategy.
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
Further, a significant portion of our revenue in any period may depend on a single product design win with a large customer. As a result, the loss of any key design win or any significant delay in the ramp of volume production of customers’ products into which our product is designed could harm our business. We may not be able to maintain sales to our key customers or continue to secure key design wins for a variety of reasons, and our customers can stop incorporating our products into their product offerings with limited notice to us and suffer little or no penalty.
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
We currently devote substantial resources to the research and development of new and enhanced interconnect IP and SoC Integration Automation software solutions, and hardware security verification software products. However, we may be required to devote more resources than anticipated to address design requirements for specific target markets, new competitors, technological advances in the semiconductor industry or by competitors, our acquisitions, our entry into new markets, or other competitive factors. If we are required to invest significantly greater resources than anticipated without a corresponding increase in revenue, our operating results could decline. Additionally, our periodic research and development expenses may be independent of our level of revenue, which could negatively impact our financial results. We expect these expenses to be significant and increase in the foreseeable future as our technology development efforts continue, and there can be no guarantee that our research and development investments will result in products that create additional revenue.
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
We derived 60.3% of our revenue for the year ended December 31, 2025 from sales to customers outside of the United States. In particular, we derived 24.5% of our revenue for the year ended December 31, 2025 from customers located in China. For the six months ended June 30, 2026, 58.4% of our revenue was derived from sales to customers outside of the United States and 23.2% of our revenue was derived from customers located in China. We expect our revenue from China to decrease due to the applicable U.S. government trade restrictions. As a result, the economic, political, legal and social conditions in China could harm our business. In addition, we have offices globally with our sales and research and development being conducted in offices located in the San Francisco Bay Area, Texas, France, Poland, China, South Korea, and Japan. Moreover, conducting business outside the United States subjects us to a number of additional risks and challenges, including:
■Changes in a specific country’s or region’s political, regulatory or economic conditions.

■Imposition of or changes to export control regulations, tariff policy and other barriers, restrictions and regional stability measures, such as the tariffs announced by the United States, in particular with respect to China but also announced tariffs such as the tariffs on countries in the European Union, and any retaliatory tariffs or measures, including countermeasures by China, countries in the European Union, or other countries, that could negatively impact trade between, or increase the cost of operating in, or increase the cost of or negatively impact the demand for our products or our customers' products in, the countries in which we do business.
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
Our revenue, gross margin, and ability to achieve and maintain profitability depend significantly on general economic conditions and the demand for products in the markets in which our customers compete. Weaknesses in the global economy and financial markets and any adverse changes in general domestic and global economic conditions that may occur in the future, including any recession, economic slowdown or disruption of credit markets, may lead to lower demand for products that incorporate our solutions, including in the aerospace and defense market, automotive market, communications market, consumer electronics market, enterprise computing market, and industrial market. A decline in end-user demand can affect our customers’ demand for our products, the ability of our customers to obtain credit and otherwise meet their payment obligations and the likelihood of customers canceling or deferring existing orders. Our business could be harmed by such actions.
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
We operate in a highly regulated industry and our business is dependent on a number of external factors, including U.S. and global financial economic conditions, inflation, changes in the U.S. political landscape, each of which has and could significantly impact our business. The U.S. government administration has made, and continues to make, substantial modifications to laws and regulations, including, but not limited to, those related to trade policies, imposition of tariffs, export controls and technology transfers as well as certain rules and regulations related to diversity, equity and inclusion practices. Executive orders and legislative actions have and could continue to alter the business environment in which we operate and result in adverse impacts to our business, results of operations and financial condition.
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
License agreements for our interconnect IP are generally treated as ratable revenue, with revenue being recognized evenly over the license term. In recent periods we have made and will continue to make changes to SoC Integration Automation software agreements that result in ratable recognition of the related license revenue over the contract term. In addition, license agreements for our recently acquired hardware security verification software products are generally treated as ratable revenue, with revenue being recognized over the license term. Still, significant portions of our anticipated future revenue depend upon our success in attracting new customers, or continuing or expanding our relationships with existing customers, and revenue recognized from licensing arrangements varies from period to period, depending on the number and size of deals closed during a quarter, and is difficult to predict with certainty. In addition, as we expand our business into new markets, our licensing deals may be smaller in volume but greater in value, which may further fluctuate our licensing revenue quarter to quarter. A portion of revenue from our hardware security verification software products may be generated from U.S. federal government contracts that are at risk of fluctuation due to delays in government funding and government agency shutdowns. Furthermore, delays in obtaining a final novation of the existing agreements from the federal government can lead to challenges in our ability to attract new government or government-adjacent customers to our hardware security verification software line of products. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.
Royalty rates could decrease for existing and future license agreements, which could materially adversely affect our operating results.
Royalty payments under existing and future license agreements could be lower than currently anticipated. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. Our gross margins and financial results may suffer if we are unable to offset reductions in our average selling prices by reducing our costs, developing new or enhanced products or solutions on a timely basis with higher selling prices or gross margins, or increasing our sales volumes. In addition, there is significant pressure to maintain low royalty rates in certain markets where the end product may have a low average sales price, such as many consumer electronics products. In addition, there is increasing downward pricing pressure in the semiconductor industry on end products incorporating our technology, especially end products for consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products on future or renewal agreements be lower than our historic royalty rates. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share which may force us to lower our royalty rates on future or renewal agreements as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for the use of our technology could decrease with new or renewed customers, thereby decreasing future anticipated revenue and cash flow. Variable royalty revenue was approximately 10% of our revenue for the six months ended June 30, 2026. Therefore, a significant decrease in our royalty revenue could materially adversely affect our operating results.
Moreover, royalty rates may be negatively affected by macroeconomic and geopolitical trends, including global semiconductor supply chain issues (such as shortages in the availability of the supply of chips in several semiconductor sectors and applications), and its world effects and changes in product mix. Furthermore, consolidation among our customers may increase the leverage of our existing customers to extract concessions from us in royalty rates.

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
In addition, since many of our sales in foreign jurisdictions are denominated in U.S. dollars, fluctuations in the value of foreign currencies relative to the U.S. dollar may effectively increase the price of our products in the currency of the jurisdiction in which the sale took place and may result in our products becoming too expensive for non-U.S. customers who do not conduct their business in U.S. dollars. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations. If the volume of our international operations increases and foreign currency exchange rate changes, the impact to our consolidated statements of operations could be significant and may affect the comparability of operating results. We believe that a 10% increase or decrease in foreign exchange rates could have had resulted in or, if it occurs in a future period, may result in a material impact to our operating results. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in the value of our net foreign currency investment, and our business may be harmed.
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
In addition, even if we are able to consummate acquisitions and enter into joint ventures and other strategic relationships, these transactions and relationships present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs, negatively affect our growth rate and the trading price of our common stock, and may harm our business. In addition, our Magillem, Semifore and Cycuity acquisitions along with our Transchip investment as well as any acquisition, investment, joint venture or other strategic transaction that we may enter into in the future, involve a number of additional financial, accounting, managerial, operational, legal, regulatory and other risks, which may include, among others:
■Any business, technology, service or product that we acquire or invest in could underperform relative to our expectations and the price that we paid or not perform in accordance with our anticipated timetable, or we could fail to operate any such business profitably.
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
Furthermore, potential acquisitions, investments, divestitures, joint ventures, expansions, and other strategic transactions, whether or not consummated, may divert our management’s attention and require considerable cash outlays at the expense of our existing operations. This, and any of the risks set forth above, could harm our business.

Our ability to raise capital in the future may be limited and could prevent us from executing our growth strategy.
Our ability to operate and expand our business depends on the availability of adequate capital, which in turn depends on the cash flow generated by our business and equity or other applicable financing arrangements. We believe that our existing cash and cash equivalents, short-term investments and cash provided by sales of our products will satisfy our anticipated cash requirements for at least the next 12 months. However, we have based this estimate on our current operating plans and expectations, which are subject to change, and cannot assure you that our existing resources will be sufficient to meet our future liquidity needs. We have and may continue to require additional capital to respond to business opportunities, challenges, acquisitions or other strategic transactions and/or unforeseen circumstances. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:
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
In May 2026, we announced the expected retirement of our Chief Financial Officer, Nicholas B. Hawkins. We anticipate Mr. Hawkins will retire on September 7, 2026. The departure is voluntary and not the result of any disagreement with the Company on any matter relating to the Company's operations, policies, or practices. Executive leadership transitions and searches can create uncertainty among employees, customers, dealers, suppliers, investors, and other stakeholders, and may disrupt management focus or delay decision-making. If we are unable to complete an effective transition, retain and motivate key leaders and employees, or maintain continuity in the execution of our strategic priorities, our business, results of operations, and financial condition could be adversely affected.
In addition, we recruit from a limited pool of engineers with expertise in SoC design and the competition for such personnel can be intense. The loss of one or more of our executive officers or other key personnel, restrictions on our ability to access certain geographic talent pools due to geopolitical developments, hostilities, or changes in regulation could be significantly detrimental to our product development efforts and could harm our business. We may experience disruptions in our research and development efforts resulting from the inability to hire qualified engineers globally including from the Middle East due to the Iran conflict, Israel conflict and escalating conflicts and tensions in the Middle East. In addition, we must attract and retain highly qualified personnel, including certain foreign nationals who are not U.S. citizens or permanent residents, many of whom are highly skilled and constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these employees and their ability to remain and work in the United States are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies. Changes in immigration laws, executive orders and regulations or procedures, may adversely affect our ability to hire or retain such workers, including regional or other, sales representatives, which may increase our operating expenses and may negatively impact our ability to deliver our products and services, any of which could harm our business.
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
We seek to protect our proprietary technology and innovations, particularly those relating to the design of our products, through patents, trade secrets and other intellectual property rights. As of June 30, 2026, we had 286 total allowed or issued patents, pending patent applications and non-expired provisional patent applications worldwide. Of these 148 allowed or issued patents, 108 are U.S.-allowed or issued patents, 12 are China-issued patents, 11 are Europe-issued patents, eight are U.K.-issued patents, six are South Korea-issued patents, and three are Japan-issued patents. The 148 allowed or issued patents generally expire between July 2035 and July 2045. As of June 30, 2026, we had 138 pending non-provisional and provisional patent application filings, including 59 in the United States, 24 in Europe, 23 in China, 13 in South Korea, 13 in Japan and six in the World Intellectual Property Organization. Maintenance of patent portfolios, particularly outside of the United States, is expensive, and the process of seeking patent protection is lengthy and costly. While we intend to maintain our current portfolio of patents and to continue to prosecute our currently pending patent applications and file future patent applications when appropriate, the value of these actions may not exceed their expense. Existing patents and those that may be issued from any pending or future applications may be subject to challenges, invalidation or circumvention, and the rights granted under our patents may not provide us with meaningful protection or any commercial advantage. In addition, the protection afforded under the patent laws of one country may not be the same as that in other countries. This means, for example, that our right to exclusively commercialize a product in those countries where we have patent rights for that product can vary on a country-by-country basis. We also may not have the same scope of patent protection in every country where we do business.
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
As noted above, we seek to protect our proprietary technology and innovations, particularly those relating to our products, as patents, trade secrets and other forms of intellectual property. While software and other forms of our proprietary works may be protected under copyright law, copyright registrations may not be available for all such works, and in some cases we have chosen not to register any copyrights in these works. In addition, intellectual property ownership for AI-generated works may not be available, and the scope of protection remains uncertain under current law in some countries. Where we consider protecting our software to be important but other intellectual property rights may not be available, we primarily rely on protecting our software as a trade secret. In the United States, trade secrets are protected under the federal Economic Espionage Act of 1996 and the Defend Trade Secrets Act of 2016 (the Defend Trade Secrets Act), and under state law, with many states having adopted the Uniform Trade Secrets Act (the UTSA) and several that have not. In addition to these federal and state laws inside the United States, under the World Trade Organization’s Trade-Related Aspects of IP Rights Agreement (the TRIPS Agreement), trade secrets are to be protected by World Trade Organization member states as “confidential information.” Under the UTSA and other trade secret laws, protection of our proprietary information as trade secrets requires us to take steps to prevent unauthorized disclosure to third parties or misappropriation by third parties. In addition, the full benefit of the remedies available under the Defend Trade Secrets Act requires specific language and notice requirements to be present in the relevant agreements, which may not be present in all of our agreements. While we require our officers, employees, consultants, distributors, and existing and prospective customers and collaborators to sign confidentiality agreements and take various security measures to protect against unauthorized disclosure and misappropriation of our trade secrets, we cannot assure or predict that these measures will be sufficient. For example, these agreements may be breached, with or without our knowledge, and we may not have adequate remedies for any breach. Despite the precautions we may take, our trade secrets may be stolen, otherwise become known, or independently developed by competitors. The semiconductor industry is generally subject to a high turnover of employees, so the risk of trade secret misappropriation may be amplified. In addition, revealing confidential or trade secret information to AI tools, whether through an AI prompt or generated output, can result in the permanent loss of the trade secret protection and undermine our ability to obtain future patents covering related inventions or to otherwise protect related intellectual property. Some foreign countries do not currently provide effective legal protection for trade secrets and other proprietary information, and our ability to prevent unauthorized use of our proprietary information in those countries is therefore limited. If any of our trade secrets are subject to unauthorized disclosure or are otherwise misappropriated by third parties, our competitive position may be materially and adversely affected.
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
If a third-party, AI or open-source content causes us to discontinue the use of any of our technologies, we could be required to design around those technologies. This could be costly and time-consuming and could have an adverse impact on our financial results. Any significant impairments of our intellectual property rights from any litigation we face could harm our business and our ability to compete in our industry.

We may not be able to continue to obtain licenses to third-party software and intellectual property on reasonable terms or at all, which may disrupt our business and harm our financial results.
We license third-party software and other intellectual property for use in product research and development and, in several instances, for inclusion in our products such as our license with Qualcomm for FlexNoC. We also license third-party software, including the software of our competitors, to test the interoperability of our products with other industry products and in connection with our professional services. Our third-party licenses typically limit our use of IP to specific uses and for specific time periods and include other contractual obligations with which we must comply. Moreover, certain intellectual property rights may be licensed to us on a non-exclusive basis, and accordingly, the owners of such intellectual property rights are free to license such rights to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. These licenses may need to be renegotiated or renewed from time to time, or we may need to obtain new licenses in the future. For example, we may be required to renegotiate or seek a waiver to or consent under our license with Qualcomm with respect to our FlexNoC product in the event of certain changes of control (as defined in our agreements with Qualcomm) and there can be no guarantee we would be successful in such endeavor. Such provision could prevent us from pursuing a robust sales process in the event of a sale of the Company if Qualcomm refuses to provide consent or waive such change in control provision. In such an event, a change in control could cause us to lose our license with Qualcomm and our valuation could be adversely affected. See “Business—Material Agreement—Qualcomm Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2025, for additional information. Third parties may stop adequately supporting or maintaining their technology, or they or their technology may be acquired by our competitors. If we are unable to obtain licenses to these third-party software and intellectual property rights on reasonable terms or at all, we may not be able to sell or support the affected products, our customers’ use of the products may be interrupted, and/or our product development processes and professional services offerings may be disrupted, which could in turn harm our financial results, our customers, and our reputation. Further, if we or our third-party licensors were to breach any material term of a license, such a breach could, among other things, prompt costly litigation, result in the license being terminated or result in fines and other damages, any of which could harm our business and our reputation.
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
In any potential dispute involving our patents, copyrights, trademarks, open-source or AI content, or other intellectual property, our customers could also become the target of litigation. Some of our agreements, including those with key customers like Texas Instruments Incorporated and Samsung Electronics Co., Ltd., have historically provided for indemnification, and some require us to provide technical support and information to a customer that is involved in litigation involving use of our technology. In addition, we may be exposed to indemnification obligations, risks and liabilities that were unknown at the time that we acquired assets or businesses for our operations. Any of these indemnification and support obligations could result in substantial and material expenses. In addition to the time and expense required for us to indemnify or supply such support to our customers, a customer’s development, marketing and sales of licensed semiconductors, mobile communications and data security technologies could be severely disrupted or shut down as a result of litigation, which in turn could severely harm our business as a result of lower or no royalty payments.
Working with the U.S. government in connection with licenses and other contracts involves risks related to data rights, intellectual property protection and eligibility status.
We have, including through entities we have acquired, and may enter into additional licenses and additional contracts with the U.S. government which contain customary provisions that give the government substantial and sometimes unilateral rights and remedies not typically found in commercial contracts, including the right to unilaterally modify the contract and terminate the contract for convenience. The future levels of expenditures and authorizations for defense-related programs by the U.S. government may decrease, remain constant or shift to programs in areas where we do not currently provide products, thereby reducing the chances that we will be awarded new contracts. In addition, these contracts subject a portion of our business to the statutes and regulations applicable to doing business with the government, including the Federal Acquisition Regulation (FAR) and also subject us to greater scrutiny by the government, which can initiate reviews, audits and investigations regarding our compliance with government contract requirements. New regulations or procurement requirements (including, for example regulations regarding supply chain diligence and cybersecurity) or changes to current requirements could increase our costs and risk of non-compliance. In addition, if we fail to comply with government contracting laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (including treble damages and other penalties), or criminal law. In particular, the False Claims Act’s “whistleblower” provisions also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, damages, fines, or suspension, could adversely affect our ability to operate our business and our financial results.

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
Data security breaches could also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental or regulatory investigation. For example, the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act, collectively the CCPA, includes a private right of action for security breaches that could lead to some form of remedy, as well as, regulatory scrutiny, fines, private right of action settlements, and other consequences. Where a security incident involves a breach of security leading to the accidental or unlawful destruction, loss, alteration, unauthorized disclosure of, or access to, personal data in respect of which we are a controller or processor under the GDPR or U.K. GDPR, this could result in fines of up to €20.0 million or 4% of annual global turnover under the GDPR or £17.5 million and 4% of total annual revenue in the case of the U.K. GDPR. Under these laws, we may be required to notify such breaches to regulators and/or individuals which may result in us incurring additional costs. Moreover, any such compromise of our information security or that of our third parties could result in the misappropriation or unauthorized publication or other exploitation of our confidential business or proprietary information or personal information or that of other parties with which we do business, an interruption in our operations, the unauthorized transfer of cash or other assets, the unauthorized release of customer or employee data or a violation of privacy or other laws. In addition, computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products, or that otherwise exploit any security vulnerabilities, and any such attack, could expose us to liability to customer claims. Any of the foregoing could irreparably damage our reputation and business, could have a material adverse effect on our results of operations, and cause us to incur significant costs, including legal expenses and remediation costs.
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
Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, the EU General Data Protection Regulation (EU GDPR) and the U.K. General Data Protection Regulation and the U.K. Data Protection Act 2018 (U.K. GDPR) (collectively, the GDPR) imposes comprehensive data privacy compliance obligations on our collection, processing, sharing, disclosure, transfer and other use of data relating to an identifiable living individual or “personal data”. The EU and U.K. regimes also include laws which, among other things, require European Economic Area (EEA) member states and the U.K. to regulate marketing by electronic means and the use of cookies and similar technologies.
We are also subject to European Union rules with respect to cross-border transfers of personal data out of the EEA and the U.K. In addition to Standard Contractual Clauses (SCCs), which went into effect in June of 2021, various alternative or supplemental transfer mechanisms have been adopted or proposed. In July of 2023, the US and EU announced the EU-U.S. Data Protection Framework (DPF) which replaced Privacy Shield, and the UK Extension to the DPF became effective in October 2023; subject to ongoing legal, regulatory, and practical considerations, these serve as a lawful basis for transatlantic data transfer for companies to receive personal data from the EU, UK and Switzerland without additional safeguards. We currently rely on the SCCs to transfer personal data outside the EEA and the U.K., including to the United States and other jurisdictions. As supervisory authorities issue further guidance on personal data export mechanisms, or if existing mechanisms are invalidated, modified, or become subject to additional requirements, we could suffer additional costs, face operational disruption, complaints and/or regulatory investigations or fines.
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
The PIPL, CSL and DSL also specify rules for transferring personal information and the sui-generis category of ‘important data’ out of the PRC. Compliance with applicable requirements may involve security assessments, obtaining certifications of group privacy standards by designated agencies, or entering into standard contracts (in approved form) with overseas recipients (to be filed with a PRC government agency) are among the requirements for transfer of personal data. All businesses in China additionally may require government approval to transfer any amount of ‘important data’ generated within the PRC overseas.
These laws and regulations continue to evolve and may have an uncertain impact on our operations in the PRC and related compliance costs. In addition, these laws and regulations are drafted broadly and thus leave significant discretion to the relevant PRC authorities, increasing the uncertainty about how they will be interpreted and enforced in practice.

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
We are subject to regulation by various governmental agencies in the United States and other jurisdictions in which we operate. These laws and regulations (and the government agency responsible for their enforcement in the United States) cover: radio frequency emission regulatory activities (Federal Communications Commission); anti-trust regulatory activities (Federal Trade Commission and Department of Justice); consumer protection laws (Federal Trade Commission); import/export regulatory activities (Department of Commerce); product safety regulatory activities (Consumer Product Safety Commission); worker safety (Occupational Safety and Health Administration); environmental protection (Environmental Protection Agency and similar state and local agencies); employment matters (Equal Employment Opportunity Commission); and tax and other regulations by a variety of regulatory authorities in each of the areas in which we conduct business. In connection with our hardware security verification software solutions, we may be subject to regulations, including the U.S. Federal Acquisition Regulations, Defense Federal Acquisition Regulations (DFARS), or Department of Energy Acquisition Regulations (DEAR) either directly or as flow-down contract obligations from customers. In certain circumstances, failure to comply with these requirements, the terms of government contracts, or with other applicable regulations may result in fines and penalties, or loss of current or future business including with U.S. governmental agencies and its contractors for a period of time. In certain jurisdictions, regulatory requirements in one or more of these areas may be more stringent than in the United States.
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
Certain of our products, including our IP interconnect and other solutions and technology are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations (EAR) and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. These regulations may limit the export of our products and technology, and provision of our services outside of the United States, or may require export authorizations, including by license, a license exception, or other appropriate government authorizations and conditions, including annual or semi-annual reporting. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons, and entities. In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, and importation of our products and technology and the provision of services, including by our partners, must comply with these laws or else we may be adversely affected through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products and technology. Complying with export control and sanctions laws may be time-consuming and may result in the delay or loss of sales opportunities. Although we take precautions to prevent our products and technology from being provided in violation of such laws, our products and technology have previously been, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Changes in export or import laws or sanctions policies may adversely impact our operations, delay the introduction and sale of our products in international markets, or, in some cases, restrict our ability to sell to or get paid by customers, prevent the export or import of our products and technology to certain countries, regions, governments, persons, or entities altogether, which could harm our business.
Assertions by third parties of infringement or other violation by us of their intellectual property rights could harm our business.
Third parties may assert that we have infringed, misappropriated, or otherwise violated their copyrights, patents, and other intellectual property rights, particularly as new technologies such as AI impact the industries in which we operate. We may experience brand or reputational harm, competitive harm or legal liability if we do not have sufficient rights to use the output of AI or open-source content, or the data or other material or content on which these rely. In addition, we may incur liability through the breach of third-party intellectual property licenses or contracts to which we are a party, and violations of applicable laws and regulations. For example, there is uncertainty in the U.S. courts as to how AI technologies affect IP ownership, including copyright protections, which may expose us or our customers to claims of copyright infringement or misappropriation.

We will lose sales if we are unable to obtain government authorization to export certain of our products and services, and we will be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations or if such laws and regulations were to change.
Exports of certain of our IP interconnect and other solutions are subject to export controls imposed by the U.S. government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the EAR, administered by the Bureau of Industry and Security (BIS), the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Certain of our solutions are subject to EAR. Obtaining export licenses can be difficult, costly and time-consuming and we may not always be successful in obtaining necessary export licenses, and our failure to obtain required import or export approval for our products or limitations on our ability to export or sell our products imposed by these laws may harm our international and domestic revenue. Noncompliance with these laws could have negative consequences, including government investigations, penalties and reputational harm. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.
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
The U.S. federal government has increased its Entity List materially and expanded its regulatory scope with respect to semiconductors in recent years, which affects the range and number of customers, including Chinese customers, available to license our products and technology. There is additional risk that China and/or other jurisdictions may enact retaliatory legislation or regulations that may raise similar adverse risks. As more entities are added to restricted export control lists, we may need to seek U.S. government authorization, or forego sales with such entities, potentially impacting our ability to attract and do business with new and existing customers. Export control and sanctions designations may be influenced by a variety of geopolitical, foreign policy, or national security considerations, which are outside of our control and may evolve rapidly, increasing uncertainty for our international operations.
We face risks associated with doing business in China.
For the six months ended June 30, 2026, we derived 23.2% of our revenue from customers located in China. As a result, the economic, political, legal and social conditions in China could harm our business. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the IP we develop or license in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. We have observed sustained reports of intellectual property theft and misappropriation in China.
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
Further, on September 3, 2021, Executive Order 14032 (Addressing the Threat from Securities Investments that Finance Certain Companies of the People’s Republic of China) targeted entities that are deemed part of the Chinese military-industrial complex. Among other things, this executive order prohibits the purchase or sale of any publicly traded securities of a designated entity. We do not expect that this executive order will impact us; however, further government escalation of restrictions related to Chinese investors and dealings in securities could harm certain shareholders.
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

There have been additional regulatory mandates from the U.S. government that affect our current and future sales and operations in China. Beginning on January 2, 2025, the U.S. Department of the Treasury’s Outbound Investment Security Program went into effect. Codified at 31 C.F.R. § 850.101 et seq., the Outbound Investment Security Program prohibits or requires notification of certain types of outbound investments by U.S. persons into certain entities located in or subject to the jurisdiction of China, Hong Kong, and Macau (as well as certain entities subject to Chinese ownership or control) that are engaged in the development of certain national security technologies and products (presently, certain semiconductors and microelectronics, quantum information technologies, and artificial intelligence technologies), as well as any other countries that are or may be designated under the program’s regulations. This 2026 U.S. National Defense Authorization Act (NDAA), which included the Comprehensive Outbound Investment National Security (COINS) Act of 2025, was signed on December 18, 2025 and expanded the U.S. outbound investment controls and introduced stricter notification and prohibitions for investments in sensitive technologies. Implementing regulations are expected by the U.S. Department of Treasury within 450 days of enactment, and until such time, the 2025 rules remain in effect. As a result of the foregoing, we and our applicable subsidiaries may need to take appropriate steps to comply with these regulations and the cost of doing so, as well as any failure to comply, could have an adverse impact on our business, results of operation or financial condition.
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
If we or our existing stockholders, including current or former employees, sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of June 30, 2026, we had approximately 49.1 million shares of common stock outstanding.
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
As of June 30, 2026, K. Charles Janac, our President, Chief Executive Officer and Chairman, held voting power over approximately 18.4% of our outstanding voting stock. Therefore, this stockholder will have the ability to influence us through this ownership position. For example, this stockholder may be able to exercise significant influence over elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise could dilute the ownership and voting power of our other stockholders.
We have 300,000,000 shares of common stock authorized as of June 30, 2026. In addition, our Certificate of Incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our Certificate of Incorporation authorizes us to issue shares of common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock from time to time, for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, an acquisition, an investment, our stock incentive plans or otherwise. Such additional shares of our common stock or such other securities may be issued at a discount to the market price of our common stock at the time of issuance. We may also, from time to time and at any time, seek to offer and sell our common stock pursuant to the 2025 ATM Offering Program, based upon market conditions and other factors.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Chief Financial Officer Departure:
As previously disclosed on a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2026, Nick Hawkins, the Company’s Chief Financial Officer, notified the Company of his intention to retire from his current executive position due to an illness in his family. Mr. Hawkins’ retirement will become effective September 7, 2026 (the Employment Departure Date).
The Company entered into a Separation and Consulting Agreement (the Separation Agreement) with Mr. Hawkins on July 31, 2026. Pursuant to the terms of the Separation Agreement, subject to Mr. Hawkins’ timely executing and not revoking a release of all claims against the Company, Mr. Hawkins’ continued employment through the Employment Departure Date or termination by the Company without Cause (as defined in the Separation Agreement) prior to the Employment Departure Date, and Mr. Hawkins’ compliance with the Continuing Obligations (as defined in the Separation Agreement), the Company will directly pay or reimburse Mr. Hawkins for the Company’s portion of COBRA premium payments for Mr. Hawkins and his covered dependents for eighteen (18) months, or until Mr. Hawkins becomes eligible for coverage under another employer's health plan, whichever occurs earlier.
Pursuant to the Separation Agreement, beginning the Employment Departure Date, and ending on August 31, 2027 (the Consulting Period), Mr. Hawkins will serve as a transitional advisor to the Company and, subject to his timely execution and non-revocation of a second general release of all claims against the Company on or following August 31, 2027, and Mr. Hawkins’ compliance during the Consulting Period with certain restrictive covenants, each of Mr. Hawkins' then-outstanding and unvested restricted stock units and stock options subject to a time-based vesting schedule (the Hawkins Awards) will be amended such that those awards will continue to vest during the Consulting Period at a rate equal to fifty percent (50%) of the rate at which each such award would have otherwise vested pursuant to the original vesting schedule, subject to Mr. Hawkins' continuous service through each applicable vesting date. In addition, the Company will pay reasonable legal fees of up to $10,000 incurred by Mr. Hawkins in negotiating the Separation Agreement.
The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Separation Agreement, a copy of which is filed herewith as Exhibit 10.1 and is incorporated by reference herein.
10b5-1 plans:
On May 20, 2026, Wayne Cantwell, Director, as the trustee of the Cantwell Living Trust, adopted a Rule 10b5-1 trading arrangement of the Cantwell Living Trust that was intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 78,198 shares of the Company’s common stock until May 31, 2027.
On May 27, 2026, Raman Chitkara, Director, adopted a Rule 10b5-1 trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 20,000 shares of the Company’s common stock until June 30, 2027.
On June 9, 2026, Antonio Viana, Director, as the trustee of the Viana Family Trust, terminated a Rule 10b5-1 trading arrangement of the Viana Family Trust that was intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 219,589 shares of the Company’s common stock until September 30, 2026.
On June 15, 2026, Laurent Moll, Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 122,043 shares of the Company’s common stock until June 30, 2027.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arteris, Inc.	8-K	3.1	10-29-2021
3.2	Amended and Restated Bylaws of Arteris, Inc.	8-K	3.2	10-29-2021
4.1	Specimen Stock Certificate evidencing the shares of common stock.	S-1/A	4.1	10-18-2021
10.1	Separation and Consulting Agreement by and between Nick Hawkins and Arteris, Inc.				X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).				X

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

Date: August 6, 2026

Arteris, Inc.

By:	/s/ K. Charles Janac
Name:	K. Charles Janac
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nicholas B. Hawkins
Name:	Nicholas B. Hawkins
Title:	Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)