Form 10-Q
period 2026-09-30
Arteris, Inc.
filed 2026-11-05
CIK 1667011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of October 29, 2026, there were 49,735,064 shares of the registrant’s common stock outstanding.

Part I - Financial Information
Item 1. Financial Statements
Arteris, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	As of
	September 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$71,014	$33,901
Short-term investments (Note 5)	33,169	20,698
Accounts receivable, net of allowance of $73 as of both September 30, 2026 and December 31, 2025	20,959	19,183
Prepaid expenses and other current assets	9,036	8,608
Total current assets	134,178	82,390
Property and equipment, net	6,946	3,872
Long-term investments (Note 5)	16,114	4,946
Equity method investment	—	2,989
Operating lease right-of-use assets	4,634	3,919
Intangibles, net	17,986	2,168
Goodwill	35,156	4,178
Other assets	12,917	10,569
TOTAL ASSETS	$227,931	$115,031
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,490	$340
Accrued expenses and other current liabilities	31,187	19,094
Operating lease liabilities, current	1,501	1,233
Deferred revenue, current	63,524	51,367
Vendor financing arrangements, current	2,031	1,166
Total current liabilities	99,733	73,200
Deferred revenue, noncurrent	48,527	43,974
Operating lease liabilities, noncurrent	3,386	3,116
Vendor financing arrangements, noncurrent	2,256	452
Deferred income, noncurrent	5,570	6,452
Other liabilities	2,595	2,469
Total liabilities	162,067	129,663
Commitments and contingencies (Note 11)
Stockholders' equity (deficit):
Preferred stock, par value of $0.001 - 10,000,000 shares authorized and no shares issued and outstanding as of both September 30, 2026 and December 31, 2025	—	—
Common stock, par value of $0.001 - 300,000,000 shares authorized as of both September 30, 2026 and December 31, 2025; 49,657,293 and 44,268,816 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	49	44
Additional paid-in capital	270,569	156,776
Accumulated other comprehensive income	55	179
Accumulated deficit	(204,809)	(171,631)
Total stockholders' equity (deficit)	65,864	(14,632)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$227,931	$115,031
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue
Licensing, support and maintenance	$22,368	$15,896	$62,464	$46,319
Variable royalties	2,294	1,505	6,900	4,074
Professional services and other	1,112	7	3,480	49
Total revenue	25,774	17,408	72,844	50,442
Cost of revenue	3,451	1,766	10,308	5,034
Gross profit	22,323	15,642	62,536	45,408
Operating expenses:
Research and development	16,434	12,648	47,653	36,681
Sales and marketing	9,787	6,850	27,703	19,714
General and administrative	7,297	4,858	18,784	13,683
Acquisition-related costs	121	—	2,920	—
Total operating expenses	33,639	24,356	97,060	70,078
Loss from operations	(11,316)	(8,714)	(34,524)	(24,670)
Interest expense	(85)	(49)	(153)	(139)
Other income (expense), net	1,092	636	2,332	2,140
Loss before income taxes and loss from equity method investment	(10,309)	(8,127)	(32,345)	(22,669)
Loss from equity method investment, net of tax	—	484	2,989	2,079
Loss before income taxes	(10,309)	(8,611)	(35,334)	(24,748)
Provision for (benefit from) income taxes	845	380	(2,156)	1,494
Net loss	$(11,154)	$(8,991)	$(33,178)	$(26,242)

Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.21)	$(0.70)	$(0.63)
Weighted-average shares used in computing per share amounts, basic and diluted	49,384,114	42,743,518	47,415,840	41,812,256
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net loss	$(11,154)	$(8,991)	$(33,178)	$(26,242)
Other comprehensive loss:
Unrealized pension actuarial gain	102	—	102	78
Unrealized (losses) gains on available-for-sale securities, net of tax	(153)	43	(226)	45
Comprehensive loss	$(11,205)	$(8,948)	$(33,302)	$(26,119)
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Stockholders’ Equity
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—June 30, 2026	49,051,892	$49	$261,174	$106	$(193,655)	$67,674
Issuance of common stock upon exercise of stock options	93,312	—	205	—	—	205
Issuance of common stock for settlement of Restricted Stock Units (RSUs)	512,089	—	—	—	—	—
Issuance of common stock under the at-the-market offering, net of commissions and offering costs	—	—	4	—	—	4
Stock-based compensation expense	—	—	9,186	—	—	9,186
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(153)	—	(153)
Unrealized pension actuarial gain	—	—	—	102	—	102
Net loss	—	—	—	—	(11,154)	(11,154)
BALANCE—September 30, 2026	49,657,293	$49	$270,569	$55	$(204,809)	$65,864

	Stockholders’ Deficit
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—June 30, 2025	42,592,418	$42	$146,350	$215	$(154,136)	$(7,529)
Issuance of common stock upon exercise of stock options	32,012	—	72	—	—	72
Issuance of common stock for settlement of RSUs	959,842	1	(1)	—	—	—
Stock-based compensation expense	—	—	4,956	—	—	4,956
Unrealized gains on available-for-sale securities, net of tax	—	—	—	43	—	43
Net loss	—	—	—	—	(8,991)	(8,991)
BALANCE—September 30, 2025	43,584,272	$43	$151,377	$258	$(163,127)	$(11,449)
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Stockholders’ Equity (Deficit)
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—December 31, 2025	44,268,816	$44	$156,776	$179	$(171,631)	$(14,632)
Issuance of common stock upon exercise of stock options	483,633	—	1,241	—	—	1,241
Issuance of common stock for settlement of RSUs	1,641,130	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan (ESPP)	56,311	—	644	—	—	644
Issuance of common stock in connection with business combination	1,096,280	1	19,015	—	—	19,016
Issuance of common stock under the at-the-market offering, net of commissions and offering costs	2,111,123	2	72,008	—	—	72,010
Stock-based compensation expense	—	—	20,887	—	—	20,887
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(226)	—	(226)
Unrealized pension actuarial gain	—	—	—	102	—	102
Net loss	—	—	—	—	(33,178)	(33,178)
BALANCE—September 30, 2026	49,657,293	$49	$270,569	$55	$(204,809)	$65,864

	Stockholders’ Deficit
			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

BALANCE—December 31, 2024	40,724,936	$40	$135,522	$135	$(136,885)	$(1,188)
Issuance of common stock upon exercise of stock options	659,065	1	1,523	—	—	1,524
Issuance of common stock for settlement of RSUs	2,111,603	2	(2)	—	—	—
Issuance of common stock under ESPP	88,668	—	535	—	—	535
Stock-based compensation expense	—	—	13,799	—	—	13,799
Unrealized gains on available-for-sale securities, net of tax	—	—	—	45	—	45
Unrealized pension actuarial gain	—	—	—	78	—	78
Net loss	—	—	—	—	(26,242)	(26,242)
BALANCE—September 30, 2025	43,584,272	$43	$151,377	$258	$(163,127)	$(11,449)
See accompanying notes to unaudited condensed consolidated financial statements.

Arteris, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,178)	$(26,242)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,333	2,532
Stock-based compensation	21,044	13,765
Amortization of deferred income	(882)	(882)
Loss from equity method investment	2,989	2,079
Deferred income taxes (Note 7)	(4,103)	—
Net accretion of discounts on available-for-sale securities	(105)	(306)
Change in fair value of contingent consideration liability	2,058	—
Other, net	47	390
Changes in operating assets and liabilities:
Accounts receivable, net	(360)	4,128
Prepaid expenses and other assets	(3,085)	(3,740)
Accounts payable	116	(77)
Accrued expenses and other liabilities	(1,727)	1,666
Deferred revenue	13,250	10,250
Net cash provided by operating activities	397	3,563
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,265)	(1,254)
Purchases of available-for-sale securities	(44,223)	(25,308)
Proceeds from maturities of available-for-sale securities	20,465	25,515
Payments for business combination, net of cash acquired	(11,179)	—
Net cash used in investing activities	(36,202)	(1,047)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under vendor financing arrangements	(1,100)	(882)
Proceeds from exercise of stock options	1,241	1,523
Proceeds from employee stock purchase plan	644	535
Proceeds from issuance of common stock under the at-the-market offering, net of commissions and offering costs	72,037	—
Other financing activities	93	99
Net cash provided by financing activities	72,915	1,275
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	37,110	3,791
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	34,250	14,072
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$71,360	$17,863

Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$71,014	$17,417
Restricted cash, current	97	97
Restricted cash, noncurrent	249	349
Cash, cash equivalents and restricted cash at end of period	$71,360	$17,863

Noncash activities:
Equity consideration issued for Cycuity, Inc. (Cycuity) acquisition	$19,016	$—
Fair value of contingent consideration liability related to Cycuity acquisition	$11,076	$—
Purchase of property and equipment through vendor financing	$4,060	$1,738
Operating lease right-of-use assets exchanged for lease obligations	$1,695	$1,151
See accompanying notes to unaudited condensed consolidated financial statements.

ARTERIS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.    DESCRIPTION OF BUSINESS
Arteris, Inc. was incorporated in Delaware on April 12, 2004. Arteris, Inc. and its subsidiaries (collectively, the Company or Arteris) develop and license Network-on-Chip (NoC) interconnect intellectual property (IP), System-on-Chip (SoC) and related software solutions used in the design of semiconductor chips and chiplets incorporated in a broad range of end products. The Company also provides hardware security verification software solutions, IP support and maintenance, professional services, training and on-site support to assist customers with the development and use of its technologies. The Company is headquartered in Campbell, California and has offices in the United States, France, Poland, Japan, South Korea, Taiwan and China.
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
The operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. The Company’s cash equivalents include deposits in money market accounts which were unrestricted as to withdrawal or use and are stated at fair value. As of September 30, 2026, cash and cash equivalents consisted primarily of checking, savings, money market accounts and highly liquid investments with original maturities of three months or less. Interest earned on cash and cash equivalents is included in other income (expense), net in the unaudited condensed consolidated statements of operations.
As of both September 30, 2026 and December 31, 2025, the Company’s restricted cash balance was $0.3 million. The Company’s restricted cash balance as of September 30, 2026 was primarily related to a letter of credit for its facility lease agreement and collateralized cash for corporate credit cards. Restricted cash, current is included in prepaid expenses and other current assets and restricted cash, noncurrent is included in other assets on the consolidated balance sheets.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents, investments and accounts receivable. Cash is currently held in four financial institutions that the Company believes are creditworthy. Cash held at these financial institutions generally exceeds federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents, and investments to the extent recorded in the balance sheet. The Company has not experienced any losses to date related to these concentrations.
The Company’s accounts receivable are derived principally from revenue earned from customers located in the Americas, Europe, Middle East and Asia Pacific regions.
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	As of
	September 30, 2026	December 31, 2025
Customer A	21%	—%
Customer B	14%	—%
Customer C	*	13%
Customer D	*	11%
* Customer accounted for less than 10% of total accounts receivable at period end.

Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer D	*	13%	*	13%
* Customer accounted for less than 10% of total revenue in the period.
Business Combination of Cycuity
On January 14, 2026 (the Acquisition Date), the Company completed the acquisition of Cycuity (the Acquisition) for approximately $43.1 million, consisting of cash of $15.1 million, the Company’s common stock with a fair value of $19.0 million and earn-out consideration with a fair value of $9.0 million as of the Acquisition Date. For additional information regarding the fair value of the contingent consideration liability, see Note 6, Fair Value Measurements. The Company accounted for the acquisition of Cycuity by applying the acquisition method of accounting for business combinations. See Note 7, Business Combination.
Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2026 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2025, except for the following.
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
Stock-based Compensation
The Company measures equity-classified stock-based awards, including stock options, restricted stock units (RSUs), and starting in the three months ended March 31, 2026, performance stock units (PSUs), granted to employees, directors, and non-employees based on the grant-date fair value. Stock-based compensation expense for awards with service-based vesting is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of such awards, as a component of operating expenses within the consolidated statements of operations. The Company accounts for forfeitures related to these awards as they occur.
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
For PSUs that include a market condition, the Company determines the grant-date fair value of the award using a Monte Carlo valuation model and recognizes compensation cost on a straight-line basis over the requisite service period. Stock-based compensation expense for PSUs that include market conditions is based on the grant-date fair value and is recognized regardless of whether the market condition is ultimately achieved.
For PSUs that include both a market condition and a performance condition, the Company determines the grant-date fair value of the award using a Monte Carlo valuation model. Compensation cost is recognized on a straight-line basis over the requisite service period when achievement of the performance condition is probable and is reversed if that condition is not achieved. Once the requisite service has been rendered and the performance condition has been satisfied, stock-based compensation expense is retained regardless of the outcome of the market condition.
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
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, and subsequently issued additional related ASUs (Topic 606). The Company recognizes revenue as it transfers control of deliverables (software and services) to its customers in an amount reflecting the consideration to which it expects to be entitled. To recognize revenues, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. The Company accounts for a contract when it has approval and commitment from all parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company applies judgment in determining the customer’s ability and intention to pay based on a variety of factors including the customers’ historical payment experience.
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

Hardware Security Verification Software
The Company’s hardware security verification software product arrangements, which were derived from the acquisition of Cycuity that closed in January 2026, provide customers the right to software licenses, software updates and technical support. The software licenses are time-based licenses with terms generally ranging from one to three years and generally provide the customer with limited rights to receive certain quantities of licensed software. In addition to the licenses, the arrangements also include support and maintenance services, provided by Application Engineering Support Services, which include frequent updates and upgrades to maintain the utility of the software due to rapid changes in technology. Updates are generally made available throughout the entire term of the arrangement. The updates provide continued access to evolving technology as customers’ designs migrate to more advanced nodes and as customers’ technological requirements evolve. The Company concluded that its hardware security verification software product licenses are not distinct from its obligation to provide unspecified software updates to the licensed software throughout the license term. Such updates represent inputs to a single, combined performance obligation, commencing upon the later of the arrangement effective date or transfer of control of the software license, leading to ratable recognition of the related license revenue over the contract term.
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
Transaction Price
Revenue is recognized when, or as, control of a promised product or service transfers to a customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring those products or services. If the consideration promised in a contract includes a variable amount, the Company estimates the amount to which it expects to be entitled using either the expected value or most likely amount method, to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. Generally, the transaction price of the Company’s contracts is fixed at the inception of the contract, except for variable royalties. The Company’s contracts generally do not include terms that could cause variability in the transaction price.
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
Flexible Spending Accounts
Some customers enter into a non-cancelable flexible spending account agreement (FSA) whereby the customer commits to a fixed dollar amount over a specified period of time that can be used to purchase from a list of the Company’s products or services. These agreements do not meet the definition of a revenue contract until the customer executes a separate order to identify the required products and services that it is purchasing. Each separate order under the agreement is treated as an individual contract and accounted for based on the respective performance obligations included within the FSA.
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
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in contract assets (unbilled receivables) or contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. The Company records a contract asset when revenue is recognized prior to invoicing, and it has an unconditional right to invoice and receive payment. The Company records deferred revenue when it invoices customers and revenue is not yet recognized. Customers are generally invoiced in single or annual amounts, although some customers are invoiced more frequently over time.
The Company capitalizes sales commissions as costs of obtaining a contract when they are incremental and, if they are expected to be recovered, amortized in a manner consistent with the pattern of transfer of the good or service to which the asset relates.
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
3.    REVENUE
Disaggregated Revenue
The following table shows revenue by product and services groups (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Licensing, support and maintenance	$22,368	$15,896	$62,464	$46,319
Variable royalties	2,294	1,505	6,900	4,074
Professional services and other	1,112	7	3,480	49
Total	$25,774	$17,408	$72,844	$50,442

Contract Balances
The following table provides information about accounts receivable, net, contract assets and deferred revenue (in thousands):

	As of
	September 30, 2026	December 31, 2025
Accounts receivable, net	$20,959	$19,183
Contract assets, current	$595	$—
Deferred revenue	$112,051	$95,341
The Company recognized revenue of $20.5 million and $13.6 million for the three months ended September 30, 2026 and 2025, respectively, and $49.3 million and $35.4 million for the nine months ended September 30, 2026 and 2025, respectively, that was included in the deferred revenue balance at the beginning of the respective periods. Contract assets, current, are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
As of September 30, 2026, non-cancelable contracted but unsatisfied or partially satisfied performance obligations that have not yet been recognized were $131.3 million, which include deferred revenue, amounts that will be invoiced and recognized as revenues in future periods and FSA commitments, from customers where actual product selection and quantities of specific products are to be determined by customers at a future period. The Company expects to recognize $69.0 million of this balance over the next 12 months and the remainder thereafter. FSA commitments amounted to $2.4 million and $3.8 million as of September 30, 2026 and December 31, 2025, respectively. The Company has elected to exclude the potential future royalty receipts from these amounts.
Costs of Obtaining a Contract with a Customer
Total capitalized direct commission costs were as follows (in thousands):

	As of
	September 30, 2026	December 31, 2025
Short-term commission capitalized in prepaid expenses and other current assets	$3,618	$3,124
Long-term commission capitalized in other assets	2,702	2,417
Total	$6,320	$5,541
Amortization of capitalized sales commissions was $1.2 million and $0.9 million for the three months ended September 30, 2026 and 2025, and $3.5 million and $2.6 million for the nine months ended September 30, 2026 and 2025, respectively, and are included in sales and marketing expense in the unaudited condensed consolidated statements of operations.
4.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(11,154)	$(8,991)	$(33,178)	$(26,242)
Denominator:
Weighted-average shares outstanding, basic and diluted	49,384,114	42,743,518	47,415,840	41,812,256
Net loss per share, basic and diluted	$(0.23)	$(0.21)	$(0.70)	$(0.63)
Since the Company was in a loss position for all periods presented, the diluted earnings per share was equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.

The following table summarizes the potentially dilutive securities that were excluded from the calculation of diluted earnings per share because they would be anti-dilutive:

	As of
	September 30, 2026	September 30, 2025
Restricted and performance stock units	4,886,642	4,760,502
Stock options	1,218,571	1,818,539
Shares committed under the 2021 ESPP	27,798	73,780
Restricted common shares issued for business combination	—	234,859
Total	6,133,011	6,887,680
5.    INVESTMENTS
The following tables summarize the fair value and amortized cost of the Company’s cash equivalents and available-for-sale securities by major security type (in thousands):

	As of September 30, 2026
	Amortized Cost	Unrealized Losses	Aggregate Fair Value
Assets:
Money market funds	$58,936	$—	$58,936
Corporate bonds	30,925	(127)	30,798
U.S. treasury securities	10,389	(25)	10,364
U.S. government agency securities	8,806	(27)	8,779
Commercial paper	340	(1)	339
Total financial assets	$109,396	$(180)	$109,216

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Aggregate Fair Value
Assets:
Money market funds	$30,661	$—	$30,661
Corporate bonds	18,304	41	18,345
U.S. treasury securities	3,825	5	3,830
U.S. government agency securities	3,469	—	3,469
Total financial assets	$56,259	$46	$56,305
The maturity dates of the Company’s investments are as follows (in thousands):

September 30, 2026
Less than one year	$93,102
1-2 years	16,114
Total	$109,216
As of both September 30, 2026 and December 31, 2025, the unrealized losses for available-for-sale investments were non-credit related and the Company does not intend to sell the investments that were in an unrealized loss position, nor does it foresee or project that it will be required to sell those investments before recovery of their amortized cost basis, which may be at maturity. Thus, as of both September 30, 2026 and December 31, 2025, no allowance for credit losses or impairment losses for the Company’s investments were recorded.
6.    FAIR VALUE MEASUREMENTS
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Equity method investments, and certain non-financial assets, such as intangible assets are remeasured at fair value only if an impairment or observable price adjustment is recognized in the current period.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Financial instruments not recorded at fair value on a recurring basis include vendor financing arrangements. The carrying value of the vendor financing agreements was $4.3 million and $1.6 million as of September 30, 2026 and December 31, 2025, respectively. The Company’s vendor financing arrangements are classified within Level 2 because these borrowings are not actively traded and have a variable interest rate structure based upon the Company’s incremental borrowing rate. The estimated fair values of these financial instruments approximate their carrying values.
Financial Instruments Recorded at Fair Value on a Recurring Basis
The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of
	September 30, 2026
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$58,936	$—	$—	$58,936
U.S. treasury securities	—	997	—	997
Total cash equivalents	58,936	997	—	59,933
Short-term investments:
Corporate bonds	—	17,860	—	17,860
U.S. treasury securities	—	7,879	—	7,879
U.S. government agency securities	—	7,091	—	7,091
Commercial paper	—	339	—	339
Total short-term investments	—	33,169	—	33,169
Long-term investments:
Corporate bonds	—	12,938	—	12,938
U.S. government agency securities	—	1,688	—	1,688
U.S. treasury securities	—	1,488	—	1,488
Total long-term investments	—	16,114	—	16,114
Total financial assets	$58,936	$50,280	$—	$109,216

Liabilities:
Contingent consideration liability	$—	$—	$11,076	$11,076
Total contingent consideration liability	$—	$—	$11,076	$11,076

	As of
	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents:
Money market funds	$30,661	$—	$—	$30,661
Total cash equivalents	30,661	—	—	30,661
Short-term investments:
Corporate bonds	—	14,524	—	14,524
U.S. government agency securities	—	2,969	—	2,969
U.S. treasury securities	—	3,205	—	3,205
Total short-term investments	—	20,698	—	20,698
Long-term investments:
Corporate bonds	—	3,821	—	3,821
U.S. treasury securities	—	625	—	625
U.S. government agency securities	—	500	—	500
Total long-term investments	—	4,946	—	4,946
Total financial assets	$30,661	$25,644	$—	$56,305

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
Cycuity-related Contingent Consideration Liability
Contingent consideration liability is based on the achievement of specified bookings targets during the earn-out period from the Acquisition Date through December 31, 2026 in connection with the Cycuity acquisition. The estimated fair value of the contingent consideration liability is determined using a Monte Carlo simulation model using significant unobservable fair value inputs and is therefore classified as a Level 3 measurement. The assumptions used in the calculation are based on the achievement of specified bookings targets over the term of the contingent earn-out period, expected volatility, and discount rate. The estimates of fair value are uncertain and changes in any of the estimated inputs used will result in significant adjustments to the fair value. As of September 30, 2026, the Company used a volatility rate of 33.0% and a risk-free rate of 3.8%.
The following table sets forth a summary of the changes in the fair value of the contingent consideration liability (in thousands):

Amount
Fair value—January 1, 2026	$—
Initial fair value of contingent consideration liability on Acquisition Date	9,018
Change in fair value during the year recorded to acquisition-related costs	2,058
Fair value—September 30, 2026	$11,076
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

In connection with the Acquisition, the Company issued 1,096,280 shares of the Company’s common stock. Additionally, the former holders of Cycuity equity securities obtained the right to receive additional contingent consideration of up to $12.0 million. The contingent consideration is based on the achievement of specified bookings targets during the earn-out period from the Acquisition Date through December 31, 2026, and, if earned, will be payable no later than March 31, 2027. Earn-out payments will be settled in cash for in-the-money option holders and unaccredited investors and in shares of the Company’s common stock for accredited equity holders and warrant holders. The contingent consideration has been accounted for as part of the business combination and was recognized at its acquisition-date fair value as a component of total purchase consideration. The contingent consideration is remeasured at fair value at each reporting date, with change in fair value recognized in earnings until the contingency is resolved, and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
Certain outstanding option awards granted by Cycuity were accelerated as a result of the acquisition and paid in cash. As a result, the fair value of these accelerated option awards of $0.2 million was recognized as a post-combination expense, included in stock-based compensation expense for the nine months ended September 30, 2026.
The Company incurred acquisition-related expenses associated with the Acquisition of $0.8 million for the nine months ended September 30, 2026, which were expensed as incurred in the unaudited condensed consolidated statements of operations.
The purchase price is allocated to identifiable assets acquired and liabilities assumed based on their fair values on the Acquisition Date, including measurement period adjustment, as follows (in thousands):

Amount
Cash	$3,914
Accounts receivable	1,415
Prepaid expenses and other current assets	245
Property and equipment, net	34
Intangibles	18,070
Total assets acquired	23,678
Accounts payable	1,007
Deferred revenue, current	2,910
Accrued expenses and other current liabilities	2,959
Deferred tax liability	4,103
Deferred revenue, noncurrent	551
Total liabilities assumed	11,530
Total identifiable net assets	12,148
Goodwill	30,978
Total purchase consideration	$43,126
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

Goodwill generated from this business combination is attributed to synergies between the Company and Cycuity’s respective products and services. The Company does not have any tax basis in the total goodwill of $31.0 million and the goodwill is non-deductible for income tax purposes. The Company recorded a one-time non-cash income tax benefit of $4.1 million in the condensed consolidated statement of operations for the nine months ended September 30, 2026, related to the release of a portion of the valuation allowance as a result of the acquired intangibles. The revenue and earnings of the acquired business have been included in the Company’s results since the Acquisition Date.
Pro forma results of operations for the acquisition have not been presented because they are not material to the Company's consolidated results of operations.
8.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets, net
Intangible assets, net consisted of the following as of September 30, 2026 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$13,190	$(3,650)	$9,540
Customer relationships	10,130	(1,886)	8,244
Trade name and other	370	(168)	202
Total intangibles	$23,690	$(5,704)	$17,986
Intangible assets, net consisted of the following as of December 31, 2025 (in thousands):

	Gross Fair Value	Accumulated Amortization	Net Book Value
Developed technology	$3,590	$(2,446)	$1,144
Customer relationships	1,830	(973)	857
Trade name and other	200	(33)	167
Total intangibles	$5,620	$(3,452)	$2,168
Amortization expense of intangible assets was $0.8 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and $2.3 million and $0.7 million for the nine months ended September 30, 2026 and 2025, respectively.
The expected future amortization expense of these intangible assets as of September 30, 2026 is as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2026	$781
2027	2,942
2028	2,925
2029	2,749
2030	2,500
Thereafter	5,939
Total future amortization expense	$17,836
Goodwill
Goodwill was $35.2 million and $4.2 million as of September 30, 2026 and December 31, 2025. No goodwill impairments were recorded during the three and nine months ended September 30, 2026 and 2025.

9.    LEASES
The Company leases its offices and data center hosting space at various locations under operating lease agreements expiring at various dates through 2035. Under the terms of these agreements, the Company also bears the costs for certain insurance, property tax, and maintenance. The terms of certain lease agreements provide for increasing rental payments at fixed intervals.
Total operating lease related costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$457	$386	$1,320	$1,131
Short-term lease cost	50	27	169	77
Total lease cost	$507	$413	$1,489	$1,208
The weighted-average remaining term of the Company’s operating leases was 4.8 years and 3.8 years as of September 30, 2026 and December 31, 2025, respectively. The weighted-average discount rate used to measure the present value of the operating lease liabilities was 8.5% as of September 30, 2026 and 10.0% as of December 31, 2025. Cash payments made related to operating lease liabilities were $0.4 million for both the three months ended September 30, 2026 and 2025, respectively, and $1.3 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively.
Maturities of operating lease liabilities as of September 30, 2026 were as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2026	$468
2027	1,800
2028	1,308
2029	592
2030	416
Thereafter	1,272
Total undiscounted cash flows	5,856
Less: imputed interest	(969)
Present value of lease liabilities	$4,887

Operating lease liabilities, current	$1,501
Operating lease liabilities, noncurrent	3,386
Total lease liabilities	$4,887

10.    BORROWINGS
Vendor financing arrangements—The Company has various vendor financing arrangements with extended payment terms on the purchase of software licenses and equipment. In order to determine the present value of the commitments, the Company used an imputed interest rate of 7.0% as of September 30, 2026 and 10.0% as of December 31, 2025, which is an estimate based on the Company’s collateralized borrowing rate.
Expected cash flows related to vendor financing arrangements as of September 30, 2026 were as follows (in thousands):

Fiscal year ending December 31,	Amount
Remainder of 2026	$526
2027	2,134
2028	1,408
2029	590
Total undiscounted cash flows	4,658
Less: imputed interest	(371)
Present value of vendor financing arrangements	$4,287

Vendor financing arrangements, current	$2,031
Vendor financing arrangements, noncurrent	2,256
$4,287
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
The Company has incurred no actual payment obligations from these above-noted indemnification provisions and director and officer indemnity agreements for the three and nine months ended September 30, 2026 and 2025 and the unaudited condensed consolidated financial statements do not include liabilities for any potential indemnity-related obligations as of September 30, 2026 and December 31, 2025.
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
In December 2022, the Company received a complaint filed by Network System Technologies, LLC (NST) against the Company and another defendant in the semiconductor industry in the United States District Court for the Western District of Texas alleging intellectual property infringement of certain NST products. Additional complaints were filed in the Eastern District of Texas against certain companies, including some customers of the Company. On September 4, 2024, the court in the Western District of Texas dismissed without prejudice all claims against the Company. The court will maintain jurisdiction solely for the purpose of enforcing discovery in relation to the remaining defendant’s litigation. As of September 30, 2026, no new claims against the Company in connection with this matter have been made, nor have any new customer indemnity claims been received. The Company will continue to monitor this matter.
On October 14, 2025, NST filed patent infringement complaints against three customers of the Company. The Company is not a named party to these lawsuits; however, the complaints refer to the Company’s interconnect technology. As of September 30, 2026, the Company has denied all claims for indemnification, and it is not possible to determine the potential costs and legal expenses or the extent of any further customer indemnity claims. The Company will continue to monitor this matter.
The Company has no material contractual non-cancelable commitments as of both September 30, 2026 and December 31, 2025.
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
Stock Repurchases
There were no repurchased shares for both the three months ended September 30, 2026 and 2025.
Sales of Common Stock Under At-the-Market Offering
In December 2025, the Company filed a Registration Statement on Form S-3 covering the offering of up to $200.0 million of common stock, preferred stock, debt securities, warrants and units, which was declared effective by the SEC on December 23, 2025 (the S-3 Registration Statement). On December 11, 2025, the Company also entered into an Open Market Sales Agreement (the Sales Agreement) with Jefferies LLC as sales agent to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million pursuant to the S-3 Registration Statement as an “at-the-market” offering under the Securities Act (the 2025 ATM Offering Program). During the nine months ended September 30, 2026, the Company utilized the 2025 ATM Offering Program and sold 2,111,123 shares of common stock for gross proceeds of $75.0 million, before deducting commissions and offering-related costs of $3.0 million, thereby fully exhausting the aggregate amount of common stock that may be sold pursuant to the Sales Agreement. Net proceeds of $72.0 million from these sales were recorded in additional paid-in capital within stockholders’ equity.

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
On November 13, 2025, the Company approved a PSU agreement for use in connection with the granting of PSUs under the 2021 Plan.
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
Restricted and Performance Stock Units and Awards
The following table summarizes the restricted and performance stock unit activities under the 2016 Plan, the 2021 Plan and the 2022 Inducement Plan:

	Restricted and Performance Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 31, 2025	4,355,001	$7.68
Granted	2,444,503	$25.03
Released	(1,641,130)	$8.20
Canceled	(271,732)	$11.21
Balance—September 30, 2026	4,886,642	$15.99
The Company granted 2,337,051 and 1,811,012 restricted stock units during the nine months ended September 30, 2026 and 2025, respectively. The total grant-date fair value of restricted stock units vested was $14.3 million and $14.8 million during the nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026, there was $66.9 million of unamortized stock-based compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 3.2 years.
The Company granted 107,452 PSUs to its executive officers during the nine months ended September 30, 2026. As of September 30, 2026, there was $1.6 million of unamortized stock-based compensation cost related to unvested performance stock units, which is expected to be recognized over a weighted-average period of 3.0 years.

Certain PSUs granted during the nine months ended September 30, 2026 are eligible to vest based on the relative performance of the Company’s common stock (Total Stockholder Return or TSR), compared to the performance of the Russell 2000 Index (the Index), during the specified three-year performance period. These PSUs have a payout percentage in the range of 0% to 200% of the recipient’s target award, which is calculated based on the difference between the Company’s TSR and the Index TSR over the three-year performance period, subject to the recipient’s continuous employment with the Company through the third anniversary of the award’s grant date. The payout will be capped at 100% if the Company's TSR is negative. During the three months ended September 30, 2026, the Company also granted PSUs that are contingent on achieving performance conditions related to the Company’s revenue, market conditions based on the Company’s stock price by designated dates and continued service. The fair value of all PSUs granted is estimated using the Monte Carlo simulation model.
Stock Options
The aggregate intrinsic value of the options exercised for the nine months ended September 30, 2026 and 2025 was $13.1 million and $3.3 million, respectively. The total grant-date fair value of options vested was $0.5 million for both the nine months ended September 30, 2026 and 2025.
As of September 30, 2026, there was $1.6 million of unamortized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.6 years.
2021 Employee Stock Purchase Plan
The Company adopted the 2021 Employee Stock Purchase Plan (the 2021 ESPP) effective on October 26, 2021. The 2021 ESPP enables eligible employees of the Company to purchase shares of common stock at a discount to fair market value. The 2021 ESPP provides for six-month offering periods beginning May 22 and November 22 of each year, and each offering period consists of a six-month purchase period. The first offering period began on May 22, 2024 and ended on November 21, 2024. During the nine months ended September 30, 2026, 56,311 shares of common stock were purchased under the 2021 ESPP. As of September 30, 2026, 2,196,092 shares of common stock were available for future issuance under the 2021 ESPP.
On each purchase date, eligible employees are entitled to purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of the Company’s common stock on the offering date or (2) the fair market value of Company’s common stock on the purchase date.
As of September 30, 2026, there was $0.1 million of unamortized stock-based compensation cost related to ESPP, which is expected to be recognized over a weighted-average period of 0.1 years.
Stock-based Compensation
Stock-based compensation expense is recorded on a departmental basis, based on the classification of the award holder. The following table presents the amount of stock-based compensation related to stock-based awards to employees on the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$442	$228	$1,147	$665
Research and development	3,550	2,095	8,368	5,994
Sales and marketing	1,916	1,335	4,967	3,352
General and administrative	3,278	1,298	6,562	3,754
Total stock-based compensation	$9,186	$4,956	$21,044	$13,765
During the three months ended September 30, 2026, the Company recorded stock-based compensation expense of $2.3 million related to the modification of RSUs and options.

14.    EQUITY METHOD INVESTMENT
On February 21, 2022, Arteris IP (Hong Kong) Ltd. (AHK), a wholly-owned subsidiary of the Company, entered into a Share Purchase and Shareholders Agreement (the SPA) with certain investors and Ningbo Transchip Information Consulting Partnership (Limited Partnership) (Management Co), pursuant to which the Company, certain investors and Management Co subscribed to the registered capital of Transchip Technology (Nanjing) Co., Ltd. (Transchip).
In September 2025, Transchip entered into a convertible bond investment agreement along with certain investors, under which Transchip received approximately $5.6 million as a loan in October 2025. During the three months ended June 30, 2026, $4.4 million of the loan was converted into Transchip’s equity. The Company did not provide funding under this agreement. In addition, Transchip granted stock awards to certain of its employees in February 2026. As a result of these transactions, the Company’s ownership of Transchip’s registered capital based on issued and outstanding shares decreased from 42.7% as of December 31, 2025 to 33.2% as of September 30, 2026, and the Company’s ownership interest of Transchip’s registered capital reduced from 35.0% as of December 31, 2025 to 32.2% on a fully diluted basis as of September 30, 2026.
No additional losses were recognized for the three months ended September 30, 2026 as the carrying value associated with the equity method investment in Transchip was zero as of September 30, 2026. The Company’s loss from its proportionate share of its equity method investment in Transchip was $0.5 million for the three months ended September 30, 2025, and $3.0 million and $2.1 million for the nine months ended September 30, 2026 and 2025, respectively.
15. INCOME TAXES
Beginning in the three months ended March 31, 2026, the Company’s tax provision for interim periods was determined using a discrete effective tax rate method, as allowed by ASC Topic 740-270, Income Taxes, Interim Reporting. The Company’s tax provision for interim periods was previously determined using an estimated annual effective tax rate which was adjusted for discrete items occurring during the periods presented. The Company determined that due to the sensitivity of the estimated annual effective tax rate to changes in withholding taxes, the use of the historical method would not provide a reliable estimate for the nine months ended September 30, 2026.
The Company’s effective tax rate was a benefit of 6.1% and an expense of 6.0% for the nine months ended September 30, 2026 and 2025, respectively. The Company’s $2.2 million income tax benefit for the nine months ended September 30, 2026 varied from the amount computed using the U.S. statutory tax rate of 21.0% primarily due to the partial valuation allowance release in connection with the Cycuity acquisition and foreign tax rate differentials. The $1.5 million income tax expense for the nine months ended September 30, 2025 varied from the amount computed using the U.S. statutory tax rate of 21.0% due to the geographic mix of worldwide earnings which are taxed at different rates and the impact of losses in jurisdictions with full valuation allowances.
The Company’s management continuously evaluates the need for a valuation allowance and, as of September 30, 2026, concluded that a full valuation allowance on its federal, state, and certain foreign jurisdictions’ deferred tax assets was still appropriate.

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
During the three months ended March 31, 2025, the Company delivered a three-year term license to Transchip under this arrangement. The Company received payment of $0.7 million and recognized revenue of $0.2 million during the nine months ended September 30, 2026.
K. Charles Janac, the Company’s Chief Executive Officer, invested $0.3 million of his own funds in a private equity financing of an AI chatbot startup, Biflow AI Inc. (Biflow). Following his investment, Mr. Janac controls less than 5% of the outstanding equity of Biflow, on an as-converted basis. In addition, Mr. Janac is also an advisor to Biflow. Biflow was co-founded by a son of one of the Company’s employees, an executive vice president. In September 2025, the Company entered into a separately negotiated agreement with Biflow to provide chatbot services and paid $0.1 million to Biflow under the agreement during the nine months ended September 30, 2026. In April 2026, the Company entered into an amendment to the September 2025 agreement with Biflow to provide additional services to the Company for an amount of $0.1 million through March 2027.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
As of September 30, 2026, we had 373 employees and offices in eleven locations in the United States, France, China, South Korea, Japan, Taiwan and Poland. For the three months ended September 30, 2026, we generated revenue of $25.8 million, net loss of $11.2 million, and net loss per share, basic and diluted, of $0.23. As of September 30, 2026, we had Annual Contract Value (as defined below) and Annual Contract Value plus royalties of $94.4 million and $103.8 million, respectively. During the three months ended September 30, 2026, we had 22 Confirmed Design Starts (as defined below).
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
Terms of our Agreements with Customers
Our revenue from period to period can be impacted by the terms of the agreements we enter into with our customers. As a result of how these contracts are structured and the revenue is recognized, our revenue in the three and nine months ended September 30, 2026 may not be comparable to future periods if we do not enter into similar contractual agreements. Further, a meaningful percentage of our revenue is generated through royalty payments. Because the time between a new license agreement win and the customer’s end product being sold can be substantial, with sales of the end product being subject to a number of factors outside our control, our revenue from royalties is difficult to predict. As a result of the foregoing, revenue may fluctuate significantly from period to period and any increase or decrease in such revenue may not be indicative of future period-to-period increases or decreases.
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

In order to address rapid technological developments and expand our offerings, we have invested significantly in our research and development efforts. These investments, which continue to include growth in engineering headcount, have resulted in substantially increased research and development expenses. As we continue to invest in our technology and new product design efforts, we anticipate research and development expense will continue to increase on an absolute basis. In the medium to longer term, however, while we expect to increase our research and development expense on an absolute basis, we expect this expense to reduce as a percentage of revenue.
We will continue to evaluate growth opportunities through acquisitions.
Impact of Operating Globally
We believe our products’ global footprint provides us with the opportunity to enter new markets and accelerate our growth. For the nine months ended September 30, 2026, 56.3% of our revenue was derived from sales to customers outside of the United States and 21.9% of our revenue was derived from customers located in China. For 2025, 60.3% of our revenue was derived from sales to customers outside of the United States and 24.5% of our revenue was derived from customers located in China. While we believe operating internationally has beneficially impacted our results of operations, we are subject to inherent risks attributed to operating in a global economy. Further, our international operations have been, and may in the future continue to be, subject to restrictive government regulations. For example, U.S. export regulations, including regulations announced on October 7, 2022 (as further amended), that impose broad end-use and other restrictions on doing business with certain customers and facilities in China that develop or produce semiconductor chips or manufacturing equipment, may limit or adversely impact our ability to license or support our products to entities in or doing business with certain advanced AI or “supercomputer” design companies, foundries and manufacturers of assemblies and components in China. As a result of these restrictions, our customers may experience changes to or delays in their design projects, and we may face challenges to maintain our revenue and/or our revenue may decrease. Additionally, changes in legislation and regulation as well as the implementation of executive orders and other actions in the United States and other countries, including new trade policies and the imposition of tariffs, may increase costs or make it more difficult to export our products to certain countries.
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

Annual Contract Value
We define Annual Contract Value (ACV) for an individual customer agreement as the total fixed fees under the agreement divided by the number of years in the agreement term. Our total ACV is the aggregate ACVs for all our customers as measured at a given point in time. Total fixed fees include licensing, support and maintenance and other fixed fees under IP licensing or software licensing agreements but exclude variable revenue derived from licensing agreements with customers, particularly royalties. ACV was $94.4 million and $69.4 million as of September 30, 2026 and 2025, respectively. In addition, total ACV plus royalties was $103.8 million and $74.9 million as of September 30, 2026 and 2025, respectively. ACV plus royalties is calculated based on ACV and the trailing-twelve-months variable royalties and other revenue. We monitor ACV to measure our success and believe the increase in the number shows our progress in expanding our customers’ adoption of our platform. We believe ACV provides investors with useful information to assess the strength and trajectory of our business as growth demonstrates the expansion of customer adoption of our platform. ACV fluctuates due to a number of factors, including the timing, duration and dollar amount of customer contracts.
Confirmed Design Starts
We define Confirmed Design Starts as when customers confirm their commencement of new semiconductor designs using our interconnect IP and notify us. Confirmed Design Starts is a metric management uses to assess the activity level of our customers in terms of the number of new semiconductor designs that are started using our interconnect IP in a given period. Our interconnect IP and NoC interface IP customer base contributed to a total of 22 and 23 design starts during the three months ended September 30, 2026 and 2025, respectively. We believe that the number of Confirmed Design Starts is an important indicator of the growth of our business and future royalty revenue trends.
Remaining Performance Obligations
We define Remaining Performance Obligations (RPO) as the amount of contracted future revenue that has not yet been recognized, including deferred revenue, billed and unbilled cancelable and non-cancelable contracted amounts.
The RPO amount is intended to provide visibility into future revenue streams. We expect RPO to fluctuate up or down from period to period for several reasons, including variations in amounts, timing, and duration of customer contracts, as well as the timing of billing cycles for each contract. Our RPO was $135.5 million and $104.7 million as of September 30, 2026 and 2025, respectively.

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
Application Engineering Support Services are integral and fundamental to the customer’s ability to derive its intended benefit from the IP. Besides Application Engineering Support Services, support and maintenance services also consist of a stand-ready obligation to provide technical support and software updates over the support term. Generally, the first year of technical support and software updates is bundled with and into the license fee with a customer option to renew additional years of support throughout the license term. However, we typically continue to provide technical support and software updates throughout the license term even if the customer does not renew these services in subsequent years, making the license term and support and maintenance term co-terminus.
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
Our hardware security verification software product arrangements provide customers the right to software licenses, software updates and technical support. The software licenses are time-based licenses with terms generally ranging from one to three years and generally provide the customer with limited rights to receive certain quantities of licensed software. In addition to the licenses, the arrangements also include support and maintenance services, provided by Application Engineering Support Services, which include frequent updates and upgrades to maintain the utility of the software due to rapid changes in technology. Updates are generally made available throughout the entire term of the arrangement. The updates provide continued access to evolving technology as customers’ designs migrate to more advanced nodes and as customers’ technological requirements evolve. We concluded that our hardware security verification software product licenses are not distinct from our obligation to provide unspecified software updates to the licensed software throughout the license term. Such updates represent inputs to a single, combined performance obligation, commencing upon the later of the arrangement effective date or transfer of control of the software license, leading to ratable recognition of the related license revenue over the contract term.

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
Research and development (R&D) expenses: R&D expenses consist primarily of salaries and associated personnel-related costs, including employer payroll taxes, facilities expenses associated with research and development activities, third-party project-related expenses connected with the development of our intellectual property which are expensed as incurred, stock-based compensation expense and other allocated costs. We expect R&D expenses to increase in absolute terms over the long term.
Sales and marketing (S&M) expenses: S&M expenses consist primarily of salaries, commissions, travel and other costs associated with S&M activities, including employer payroll taxes, as well as advertising, trade show participation, public relations and other marketing activities, stock-based compensation expense and other allocated costs. We expect S&M expenses to increase in absolute terms over the long term.
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
Acquisition-related costs: Acquisition-related costs include advisory, legal, accounting, valuation, other professional or consulting fees as well as integration costs incurred towards our acquisitions. Acquisition-related costs also include change in the fair value of the contingent consideration related to our acquisition of Cycuity.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)
Total revenue	$25,774	$17,408	$72,844	$50,442
Cost of revenue (1)	3,451	1,766	10,308	5,034
Gross profit	22,323	15,642	62,536	45,408
Operating expenses:
Research and development (1)	16,434	12,648	47,653	36,681
Sales and marketing (1)	9,787	6,850	27,703	19,714
General and administrative (1)	7,297	4,858	18,784	13,683
Acquisition-related costs	121	—	2,920	—
Total operating expenses	33,639	24,356	97,060	70,078
Loss from operations	(11,316)	(8,714)	(34,524)	(24,670)
Interest expense	(85)	(49)	(153)	(139)
Other income (expense), net	1,092	636	2,332	2,140
Loss before income taxes and loss from equity method investment	(10,309)	(8,127)	(32,345)	(22,669)
Loss from equity method investment, net of tax	—	484	2,989	2,079
Loss before income taxes	(10,309)	(8,611)	(35,334)	(24,748)
Provision for (benefit from) income taxes	845	380	(2,156)	1,494
Net loss	$(11,154)	$(8,991)	$(33,178)	$(26,242)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$442	$228	$1,147	$665
Research and development	3,550	2,095	8,368	5,994
Sales and marketing	1,916	1,335	4,967	3,352
General and administrative	3,278	1,298	6,562	3,754
Total stock-based compensation	$9,186	$4,956	$21,044	$13,765

The following table summarizes our results of operations as a percentage of total revenue for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(as a percentage of total revenue)
Total revenue	100%	100%	100%	100%
Cost of revenue	13	10	14	10
Gross profit	87	90	86	90
Operating expenses:
Research and development	64	73	65	73
Sales and marketing	38	39	38	39
General and administrative	28	28	26	27
Acquisition-related costs	—	—	4	—
Total operating expenses	130	140	133	139
Loss from operations	(43)	(50)	(47)	(49)
Interest expense	—	—	—	—
Other income (expense), net	4	4	3	4
Loss before income taxes and loss from equity method investment	(39)	(46)	(44)	(45)
Loss from equity method investment, net of tax	—	3	4	4
Loss before income taxes	(39)	(49)	(48)	(49)
Provision for (benefit from) income taxes	3	2	(3)	3
Net loss	(42)%	(51)%	(45)%	(52)%
Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Licensing, support and maintenance	$22,368	$15,896	$6,472	41%
Variable royalties	2,294	1,505	789	52%
Professional services and other	1,112	7	1,105	*
Total	$25,774	$17,408	$8,366	48%
* Not meaningful
Revenue from licensing, support and maintenance increased by $6.5 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily due to new license arrangements with existing customers, the addition of new customers and revenue for hardware security verification products that were introduced as part of the Cycuity acquisition. Growth in our variable royalty revenue was primarily due to an increase in product sales by certain existing customers and the addition of new customers. The increase in professional services and other revenue during the three months ended September 30, 2026 was primarily due to revenue generated from hardware security verification services performed under contract with the U.S. government, a significant portion of which was delivered by third-party subcontractors. These subcontractor arrangements were introduced as part of the Cycuity acquisition and, as a result, there was no comparable revenue from such services during the three months ended September 30, 2025.

Cost of revenue

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Cost of revenue	$3,451	$1,766	$1,685	95%
Cost of revenue increased by $1.7 million, or 95%, to $3.5 million for the three months ended September 30, 2026 from $1.8 million for the three months ended September 30, 2025. The increase in cost of revenue was primarily due to higher employee-related expenses, which were mainly driven by increased headcount of our application engineers and the use of third-party subcontractors fulfilling our U.S. government contracts, which were acquired as part of the Cycuity acquisition.
Operating expenses

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Research and development	$16,434	$12,648	$3,786	30%
Sales and marketing	9,787	6,850	2,937	43%
General and administrative	7,297	4,858	2,439	50%
Acquisition-related costs	121	—	121	*
Total operating expenses	$33,639	$24,356	$9,283	38%
* Not meaningful
Research and development expenses
R&D expenses increased by $3.8 million, or 30%, to $16.4 million for the three months ended September 30, 2026 from $12.6 million for the three months ended September 30, 2025. The increase in R&D expenses was primarily due to higher investments in enhancing our existing products and developing next generation products. We incurred higher employee-related costs of $2.9 million reflecting increased headcount to support the growth of our business and from our acquisition of Cycuity, as well as higher stock-based compensation expense including a one-time modification expense of $0.8 million for certain stock-based awards. We also incurred increased employer payroll taxes associated with the vesting of equity awards in certain jurisdictions of $0.3 million and higher amortization expense of $0.3 million related to intangible assets recorded from our acquisition of Cycuity.
Sales and marketing expenses
S&M expenses increased by $2.9 million, or 43%, to $9.8 million for the three months ended September 30, 2026 from $6.9 million for the three months ended September 30, 2025. The increase in S&M expenses was primarily due to higher employee-related costs of $2.4 million due to increased headcount to support the growth of our business and from our acquisition of Cycuity, including stock-based compensation expense, as well as higher employer payroll taxes associated with the vesting of equity awards in certain jurisdictions. We also incurred higher amortization expense of $0.3 million related to intangible assets recorded from our acquisition of Cycuity, higher marketing costs of $0.1 million and higher professional fees of $0.1 million.
General and administrative expenses
G&A expenses increased by $2.4 million, or 50%, to $7.3 million for the three months ended September 30, 2026 from $4.9 million for the three months ended September 30, 2025. The increase in G&A expenses was primarily due to higher employee-related costs of $2.4 million, mainly driven by increased headcount to support the growth of our business and from our acquisition of Cycuity, as well as higher stock-based compensation expense including a one-time modification expense of $1.5 million for certain stock-based awards.

Acquisition-related costs
Acquisition-related costs for the three months ended September 30, 2026 include professional fees including advisory, legal, accounting, valuation, other professional or consulting fees and integration costs associated with the acquisition of Cycuity of $0.1 million.
Interest expense

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Interest expense	$(85)	$(49)	$(36)	73%
Interest expense remained relatively flat for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Other income (expense), net

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Other income (expense), net	$1,092	$636	$456	72%
Other income (expense), net increased by $0.5 million, or 72%, to $1.1 million for the three months ended September 30, 2026, from $0.6 million for the three months ended September 30, 2025. The increase in other income (expense), net was primarily due to higher interest income earned on our cash and cash equivalents and available-for-sale investments, partially offset by foreign currency exchange.
Loss from equity method investment

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Loss from equity method investment	$—	$484	$(484)	(100)%
Loss from equity method investment was zero for the three months ended September 30, 2026 as the carrying value associated with the equity method investment in Transchip was zero as of September 30, 2026. Loss from equity method investment was $0.5 million for the three months ended September 30, 2025.
Provision for (benefit from) income taxes

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$845	$380	$465	122%
The provision for income taxes was $0.8 million for the three months ended September 30, 2026 compared to $0.4 million for the three months ended September 30, 2025. The increase was primarily due to higher foreign withholding taxes in the current period and differences in discrete benefits recognized in the prior period.

Comparison of the Nine Months Ended September 30, 2026 and 2025
Revenue

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Licensing, support and maintenance	$62,464	$46,319	$16,145	35%
Variable royalties	6,900	4,074	2,826	69%
Professional services and other	3,480	49	3,431	*
Total	$72,844	$50,442	$22,402	44%
* Not meaningful
Revenue from licensing, support and maintenance increased by $16.1 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily due to new license arrangements with existing customers, the addition of new customers and revenue for hardware security verification products that were introduced as part of the Cycuity acquisition. Growth in our variable royalty revenue was primarily due to an increase in product sales by certain existing customers and the addition of new customers. The increase in professional services and other revenue during the nine months ended September 30, 2026 was primarily due to revenue generated from hardware security verification services performed under contract with the U.S. government, a significant portion of which was delivered by third-party subcontractors. These subcontractor arrangements were introduced as part of the Cycuity acquisition and, as a result, there was no comparable revenue from such services during the nine months ended September 30, 2025.
Cost of revenue

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Cost of revenue	$10,308	$5,034	$5,274	105%
Cost of revenue increased by $5.3 million, or 105%, to $10.3 million for the nine months ended September 30, 2026 from $5.0 million for the nine months ended September 30, 2025. The increase in cost of revenue was primarily due to higher employee-related expenses, mainly driven by increased headcount of our application engineers and the use of third-party subcontractors fulfilling our U.S. government contracts, which were acquired as part of the Cycuity acquisition.

Operating expenses

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Research and development	$47,653	$36,681	$10,972	30%
Sales and marketing	27,703	19,714	7,989	41%
General and administrative	18,784	13,683	5,101	37%
Acquisition-related costs	2,920	—	2,920	*
Total operating expenses	$97,060	$70,078	$26,982	39%
* Not meaningful
Research and development expenses
R&D expenses increased by $11.0 million, or 30%, to $47.7 million for the nine months ended September 30, 2026 from $36.7 million for the nine months ended September 30, 2025. The increase in R&D expenses was primarily due to higher investments in enhancing our existing products and developing next generation products. We incurred higher employee-related costs of $7.4 million reflecting increased headcount to support the growth of our business and from our acquisition of Cycuity, as well as higher stock-based compensation expense including a one-time modification expense of $0.8 million for certain stock-based awards. We also incurred increased employer payroll taxes associated with the vesting of equity awards in certain jurisdictions of $1.5 million, higher professional fees of $0.7 million, higher amortization expense of $0.7 million related to intangible assets recorded from our acquisition of Cycuity and higher depreciation expense of $0.2 million.
Sales and marketing expenses
S&M expenses increased by $8.0 million, or 41%, to $27.7 million for the nine months ended September 30, 2026 from $19.7 million for the nine months ended September 30, 2025. The increase in S&M expenses was primarily due to higher employee-related costs of $6.3 million due to increased headcount to support the growth of our business and from our acquisition of Cycuity, including stock-based compensation expense, as well as increased employer payroll taxes associated with the vesting of equity awards in certain jurisdictions. We also incurred higher amortization expense of $0.9 million related to intangible assets recorded from our acquisition of Cycuity, higher travel and in-person sales event related costs of $0.4 million and higher marketing expenses of $0.2 million.
General and administrative expenses
G&A expenses increased by $5.1 million, or 37%, to $18.8 million for the nine months ended September 30, 2026 from $13.7 million for the nine months ended September 30, 2025. The increase in G&A expenses was primarily due to higher employee-related costs of $4.4 million, mainly driven by increased headcount to support the growth of our business and from our acquisition of Cycuity, as well as higher stock-based compensation expense including a one-time modification expense of $1.5 million for certain stock-based awards. We also incurred higher professional fees of $0.2 million, primarily related to post-acquisition activities in connection with the Cycuity acquisition.
Acquisition-related costs
Acquisition-related costs for the nine months ended September 30, 2026 include a change in the fair value of the contingent consideration related to our acquisition of Cycuity of $2.1 million and professional fees including advisory, legal, accounting, valuation, other professional or consulting fees and integration costs associated with the acquisition of Cycuity of $0.8 million.

Interest expense

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Interest expense	$(153)	$(139)	$(14)	10%
Interest expense remained relatively flat for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Other income (expense), net

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Other income (expense), net	$2,332	$2,140	$192	9%
Other income (expense), net increased by $0.2 million, or 9%, to $2.3 million for the nine months ended September 30, 2026, from $2.1 million for the nine months ended September 30, 2025. The increase in other income (expense), net was primarily related to higher interest income earned on our cash and cash equivalents, which were partially offset by foreign currency exchange as well as lower interest income earned on our available-for-sale investments.
Loss from equity method investment

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Loss from equity method investment	$2,989	$2,079	$910	44%
Loss from equity method investment increased by $0.9 million, or 44%, to $3.0 million for the nine months ended September 30, 2026 from $2.1 million for the nine months ended September 30, 2025. The increase in loss from equity method investment was primarily due to our share of Transchip’s increase in operating expenses recognized during the three months ended March 31, 2026. As of September 30, 2026, there was no carrying value associated with the equity method investment in Transchip.
Provision for (benefit from) income taxes

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$(2,156)	$1,494	$(3,650)	(244)%
The provision for (benefit from) income taxes for the nine months ended September 30, 2026 was a benefit of $2.2 million, compared to an expense of $1.5 million for the nine months ended September 30, 2025. The decrease in income tax expense for the period ended September 30, 2026, compared to the period ended September 30, 2025, was primarily driven by the income tax benefit from the partial valuation allowance release associated with the intangible assets acquired from Cycuity during the three months ended March 31, 2026, which was partially offset by a change in the forecasted geographic mix of worldwide earnings which are taxed at different statutory tax rates.

Liquidity and Capital Resources
Historically, we have financed operations primarily from payments received from our customers, the net proceeds from the sale of our common stock in the IPO as well as the net proceeds from the open market sales agreement described below. As of September 30, 2026, we had $104.2 million in cash and cash equivalents and short-term investments, of which $4.7 million was held by our foreign subsidiaries. In addition, as of September 30, 2026, we also had $16.1 million in long-term investments.
In December 2025, we filed a Registration Statement on Form S-3 covering the offering of up to $200.0 million of common stock, preferred stock, debt securities, warrants and units, which was declared effective by the SEC in December 2025 (the S-3 Registration Statement). In December 2025, we also entered into an Open Market Sales Agreement (the Sales Agreement) with Jefferies LLC as sales agent to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million pursuant to the S-3 Registration Statement as an “at-the-market” offering under the Securities Act (the 2025 ATM Offering Program). During the nine months ended September 30, 2026, we utilized the 2025 ATM Offering Program and sold 2,111,123 shares of common stock at an average price of $35.53 per share for gross proceeds of $75.0 million, before deducting commissions and offering-related costs of $3.0 million, thereby fully exhausting the aggregate amount of common stock that may be sold pursuant to the Sales Agreement. Net proceeds of $72.0 million from these sales were recorded in additional paid-in capital within stockholders’ equity.
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
Cash Flows
The following table summarizes changes in our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$397	$3,563
Net cash used in investing activities	$(36,202)	$(1,047)
Net cash provided by financing activities	$72,915	$1,275
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

For the nine months ended September 30, 2026, net cash provided by operating activities was $0.4 million, attributable to a net loss of $33.2 million, adjusted for non-cash charges of $25.4 million and $8.2 million changes in operating assets and liabilities. Non-cash charges primarily consisted of stock-based compensation of $21.0 million, depreciation and amortization of $4.3 million loss from our equity method investment of $3.0 million and change in fair value of contingent consideration liability of $2.1 million, partially offset by deferred income taxes due to release of a portion of valuation allowance as a result of our business combination of $4.1 million, and amortization of deferred income of $0.9 million. The drivers of the changes in operating assets and liabilities were a $13.3 million increase in deferred revenue, and a $0.1 million increase in accounts payable, partially offset by a $3.1 million increase in prepaid expense and other assets, $1.7 million decrease in accrued expenses and other liabilities and a $0.4 million increase in accounts receivable.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 was $36.2 million, primarily attributable to purchases of available-for-sale securities of $44.2 million, payments for business combination of $11.2 million, net of $3.9 million of cash acquired and purchases of property and equipment of $1.3 million, partially offset by proceeds from maturities of available-for-sale securities of $20.5 million.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2026 was $72.9 million, primarily attributable to sales of common stock through the 2025 ATM Offering Program, net of commissions of $73.1 million, proceeds from exercise of stock options of $1.2 million and proceeds from employee stock purchase plan of $0.6 million, partially offset by principal payments under vendor financing arrangements of $1.1 million and payments of offering-related costs of $1.1 million related to the 2025 ATM Offering Program.
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

JOBS Act
We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included in our 2025 Form 10-K. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider and read all of the risks described below, together with the other information contained in this report, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue and future prospects. In such an event, the trading price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or not believed by us to be material may also negatively impact us.
Risk Factors Summary
This risk factor summary contains a high-level summary of risks associated with our business. It does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this summary. The principal risks and uncertainties affecting our business include, but are not limited to, the following:
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

■Our dependence on international customers and operations also subjects us to a range of additional regulatory, trade policy, operational, financial, and political risks that could adversely affect our financial results;
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
■Decisions by semiconductor companies, fabless chip design or system companies, device or other end product producers, and/or OEMs to develop IP internally, rather than license IP from outside vendors due to budget constraints or excess engineering capacity.
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
■The impact of global and regional inflation on our and our customers’ profitability and expansion plans due to, among other effects of inflation, increases in wages, availability of capital, salaries, operating expenses, and costs of insurance, benefits and medical coverage.
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
We have incurred net losses in certain periods historically. We incurred a net loss of $33.2 million and $26.2 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $204.8 million. We have spent significant funds on organizational and start-up activities, to recruit engineers and other employees and to support our research and development. The net losses we incur may fluctuate significantly from quarter to quarter and may increase as a result of geopolitical factors, and market disruptions and/or fluctuations, inflation, economic slowdown and/or recessionary pressures and other global economic factors.

Our long-term success is dependent upon our ability to successfully market our interconnect IP and SoC Integration Automation software solutions, develop new interconnect IP and SoC Integration Automation software solutions including hardware security verification software solutions, earn revenue, obtain additional capital when needed and, ultimately, to maintain profitable operations globally. We will need to generate significant additional revenue to achieve profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not maintain or increase profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
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
We focus on winning competitive bid selection processes, called “design wins,” to incorporate our IP interconnect and other solutions in our customers’ products. These lengthy technical and commercial selection processes may require us to incur significant expenditures and dedicate valued engineering resources to the development or enhancement of our IP interconnect and other solutions without any assurance that our bids will be selected as the design wins. If we incur such expenditures and fail to be selected in the bid selection process, our operating and financial results may be adversely affected. Further, because of the significant costs associated with qualifying new suppliers, customers are likely to use the same or an enhanced version of semiconductor IP from existing suppliers across a number of similar and successor products for a lengthy period of time. As a result, if we fail to secure an initial design win for any of our IP interconnect and other solutions to any particular customer, we may lose the opportunity to make future sales of those solutions to that customer for a significant period of time, or at all, and we may experience an associated decline in revenue relating to those products. Because we expect the ASPs of our products may decline over time, we consider design wins to be critical to our future success and anticipate that for our newer products, we are and will remain highly dependent on revenue from newer design wins. Failure to achieve initial design wins may also weaken our position in future competitive selection processes because we may not be perceived as an industry leader.
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
■Market or competitive pressures to reduce the selling price of the customers’ end products.
■The discovery of design flaws, defects, errors or bugs in the products, whether or not those defects, errors or bugs are related to our IP interconnect and other solutions that delay the customer from finishing the product in which our IP solution is incorporated.
■Lower than expected acceptance of the customers’ end products.
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
Our dependence on international customers and operations also subjects us to a range of additional regulatory, trade policy, operational, financial, and political risks that could adversely affect our financial results.
We derived 60.3% of our revenue for the year ended December 31, 2025 from sales to customers outside of the United States. In particular, we derived 24.5% of our revenue for the year ended December 31, 2025 from customers located in China. For the nine months ended September 30, 2026, 56.3% of our revenue was derived from sales to customers outside of the United States and 21.9% of our revenue was derived from customers located in China. We expect our revenue from China to decrease due to the applicable U.S. government trade restrictions. As a result, the economic, political, legal and social conditions in China could harm our business. In addition, we have offices globally with our sales and research and development being conducted in offices located in California, Texas, France, Poland, China, South Korea, Taiwan and Japan. Moreover, conducting business outside the United States subjects us to a number of additional risks and challenges, including:
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
■A pandemic, epidemic or other outbreak of an infectious disease, which may cause us or our distributors, vendors and/or customers to temporarily or completely suspend our or their respective operations in the affected city or country.
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
■Difficulty and costs of maintaining effective data security, particularly as state-sponsored threats and cyber espionage incidents increase.
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
■Trends such as global and regional inflation, supply shortages and supply chain disruptions, geopolitical tensions, wars, incursions or conflicts and retaliatory actions and regulations affecting or relating to regions such as but not limited to Ukraine, Russia, Eastern Europe, the Strait of Hormuz, Israel and Iran and the Middle East, or in the Greater China region, may lead to the deterioration of our immediate customers’ and/or end market customers’ ability and/or willingness to purchase, use, develop, market or sell products or solutions that incorporate or are made while using our products.

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
We operate in a highly regulated industry and our business is dependent on a number of external factors, including U.S. and global financial and economic conditions, inflation, changes in the U.S. political landscape, each of which has and could significantly impact our business. The U.S. government administration has made, and continues to make, substantial modifications to laws and regulations, including, but not limited to, those related to trade policies, imposition of tariffs, export controls and technology transfers as well as certain rules and regulations related to diversity, equity and inclusion practices. Executive orders and legislative actions have and could continue to alter the business environment in which we operate and result in adverse impacts to our business, results of operations and financial condition.
For example, U.S. and Chinese governments may continue to enact changes in government trade policies, including the imposition of additional tariffs on countries where we do significant business that have and could adversely impact our ability to sell products globally, particularly in China. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and U.S. trading partners including China and the European Union, or what actions may be taken by the trading partners in response. It is difficult to anticipate the timing or duration and macroeconomic impacts of such tariffs, export restrictions, or other regulatory actions. These government trade policies are likely to materially adversely affect our customers and our business, impeding our ability to develop relationships with new customers in trade partner countries including with China and countries in the European Union.

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
The semiconductor industry is highly cyclical and is prone to significant downturns from time to time. Cyclical downturns can result from a variety of market forces including constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles, wars, conflicts and geopolitical tensions and wide fluctuations in product supply and demand, all of which can result in significant declines in semiconductor demand. We have experienced downturns in the past and may experience such downturns in the future, including the potential likelihood of a recession. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. In the past several years, downturns in the semiconductor industry have been attributed to a variety of factors, including the ongoing trade disputes among the United States and other countries including China, resulting in weakness in demand and pricing for semiconductors across applications and excess inventory.
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
We are engaged in a competitive segment of the global semiconductor industry, and our success may require the adoption of new and emerging technologies, such as AI, whose development, adoption and use is rapidly transforming the industry, enabling faster data analysis and automation through machine learning and predictive modeling. While these technologies present significant benefits, there can be no assurance that the use or implementation of these AI technologies will enhance our products or services; they may accelerate or exacerbate potential risks to us. These risks include proprietary code or confidential information leakage to third-party AI platforms, or the possibility of producing biased or inaccurate results, ethical concerns, privacy violations and infringing third-party IP rights. In addition, the development of AI technologies is complex, and there are technical challenges associated with achieving the desired level of accuracy, efficiency, and reliability. There is a risk of system failures, disruptions, or vulnerabilities that could compromise the integrity, security, or privacy of data inputs or the generated content. Furthermore, the regulatory framework relating to AI technologies is rapidly evolving, which may significantly increase our compliance costs, require changes to products and services, limit customer uptake of products incorporating AI technologies, and present additional compliance risks. In addition, emerging AI and open-source solutions may pose a risk to sales of our software products. Any of these factors could result in reputational harm, legal liabilities, or loss of consumer, customer, employee or business partner confidence.
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
Several industries in which companies incorporate our technology may undergo consolidation and reorganization and, in some cases, their suppliers may implement or have implemented cost-cutting measures or entered bankruptcy. Although we have not experienced any lost business or material bad debt write-offs as a result of such consolidation, such trends could harm our business.

Moreover, our target industries, including automotive, are affected by general economic, trade policy, energy and oil market pricing fluctuations as well as geopolitical conditions and associated responses by governments of various countries. Our target industries, including the automotive industry, and the manufacturers, dealers, distributors, and third-party suppliers that support them, may be adversely impacted by these conditions, many of which are outside of our control. In addition, government-imposed restrictions on businesses, operations and travel and the related economic uncertainty may adversely affect demand in many global markets. While demand in our target industries, including the automotive industry, is dependent on a number of factors, the timing, magnitude, and duration of which are difficult to predict, any adverse effects on the industry could harm our business, results of operations, and financial condition, as well as our ability to execute our growth strategy.
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
Royalty payments under existing and future license agreements could be lower than currently anticipated. Average selling prices for semiconductor products generally decrease over time during the lifespan of a product. Our gross margins and financial results may suffer if we are unable to offset reductions in our average selling prices by reducing our costs, developing new or enhanced products or solutions on a timely basis with higher selling prices or gross margins, or increasing our sales volumes. In addition, there is significant pressure to maintain low royalty rates in certain markets where the end product may have a low average selling price, such as many consumer electronics products. In addition, there is increasing downward pricing pressure in the semiconductor industry on end products incorporating our technology, especially end products for consumer electronics markets. As a result, notwithstanding the existence of a license agreement, our customers may demand that royalty rates for our products on future or renewal agreements be lower than our historic royalty rates. Furthermore, our competitors may lower the royalty rates for their comparable products to win market share, which may force us to lower our royalty rates on future or renewal agreements as well. As a consequence of the above referenced factors, as well as unforeseen factors in the future, the royalty rates we receive for the use of our technology could decrease with new or renewed customers, thereby decreasing future anticipated revenue and cash flow. Variable royalty revenue was approximately 9% of our revenue for the nine months ended September 30, 2026. Therefore, a significant decrease in our royalty revenue could materially adversely affect our operating results.
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
In addition, since many of our sales in foreign jurisdictions are denominated in U.S. dollars, fluctuations in the value of foreign currencies relative to the U.S. dollar may effectively increase the price of our products in the currency of the jurisdiction in which the sale took place and may result in our products becoming too expensive for non-U.S. customers who do not conduct their business in U.S. dollars. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations. If the volume of our international operations increases and foreign currency exchange rate changes, the impact to our consolidated statements of operations could be significant and may affect the comparability of operating results. We believe that a 10% increase or decrease in foreign exchange rates could have resulted in or, if it occurs in a future period, may result in a material impact to our operating results. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in the value of our net foreign currency investment, and our business may be harmed.
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
As part of our business strategy, we make acquisitions of and investments in new businesses, such as our acquisitions of Magillem, Semifore and Cycuity, products and technologies and enter into joint ventures and other strategic relationships in the ordinary course. Our ability to grow our revenue, earnings and cash flow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate businesses at acceptable prices, realize anticipated synergies and make appropriate investments that support our long-term strategy. We may not be able to consummate acquisitions at rates similar to in the past, which could adversely impact our growth rate and the trading price of our common stock. Promising acquisitions and investments are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions and obtain applicable antitrust and other regulatory approvals on a timely basis and on acceptable terms. In addition, competition for acquisitions and investment may result in higher purchase prices. In addition, we may face additional risks as a result of difficulty or inability to obtain government or regulatory approvals and consents, or face additional legal proceedings initiated as a result of an acquisition or due to potential failure of our due diligence processes to identify significant issues with the assets of the acquired company. Regulators could also impose conditions that reduce the ultimate value of our acquisition or investment. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate acquisitions and investments on acceptable terms or at all.
In addition, even if we are able to consummate acquisitions and enter into joint ventures and other strategic relationships, these transactions and relationships present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs, negatively affect our growth rate and the trading price of our common stock, and may harm our business. In addition, our Magillem, Semifore and Cycuity acquisitions along with our Transchip investment as well as any acquisition, investment, joint venture or other strategic transaction that we may enter into in the future, involve a number of additional financial, accounting, managerial, operational, legal, regulatory and other risks, which may include, among others:
■Any business, technology, service or product that we acquire or invest in could underperform relative to our expectations, the price that we paid or in accordance with our anticipated timetable, or we could fail to operate any such business profitably.
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
Our ability to operate and expand our business depends on the availability of adequate capital, which in turn depends on the cash flow generated by our business and equity or other applicable financing arrangements. We believe that our existing cash and cash equivalents, short-term investments and cash provided by sales of our products will satisfy our anticipated cash requirements for at least the next 12 months. However, we have based this estimate on our current operating plans and expectations, which are subject to change, and cannot assure you that our existing resources will be sufficient to meet our future liquidity needs. We have required and may continue to require additional capital to respond to business opportunities, challenges, acquisitions or other strategic transactions and/or unforeseen circumstances. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:
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
In addition, we recruit from a limited pool of engineers with expertise in SoC design and the competition for such personnel can be intense. The loss of one or more of our executive officers or other key personnel, restrictions on our ability to access certain geographic talent pools due to geopolitical developments, hostilities, or changes in regulation could be significantly detrimental to our product development efforts and could harm our business. We may experience disruptions in our research and development efforts resulting from the inability to hire qualified engineers globally, including from the Middle East due to the Iran conflict, Israel conflict and escalating conflicts and tensions in the Middle East. In addition, we must attract and retain highly qualified personnel, including certain foreign nationals who are not U.S. citizens or permanent residents, many of whom are highly skilled and constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these employees and their ability to remain and work in the United States are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies. Changes in immigration laws, executive orders and regulations or procedures may adversely affect our ability to hire or retain such workers, including regional or other sales representatives, which may increase our operating expenses and may negatively impact our ability to deliver our products and services, any of which could harm our business.
Volatility in, or lack of performance of, our stock price may also affect our ability to attract and retain key personnel. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested options or restricted stock units have significantly depreciated or otherwise experienced volatility in value relative to the original purchase prices of the shares or the exercise prices of the options, or, conversely, if the exercise prices of the options that they hold are significantly above the trading price of our common stock. If we are unable to retain our employees, our business, results of operations, and financial condition could be harmed.
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
We seek to protect our proprietary technology and innovations, particularly those relating to the design of our products, through patents, trade secrets and other intellectual property rights. As of September 30, 2026, we had 310 total allowed or issued patents, pending patent applications and non-expired provisional patent applications worldwide. Of these 151 allowed or issued patents, 110 are U.S.-allowed or issued patents, 12 are China-issued patents, 10 are Europe-issued patents, eight are U.K.-issued patents, six are South Korea-issued patents and five are Japan-issued patents. The 151 allowed or issued patents generally expire between July 2035 and July 2045. As of September 30, 2026, we had 159 pending non-provisional and provisional patent application filings, including 63 in the United States, 26 in Europe, 25 in China, 17 in the World Intellectual Property Organization, 15 in South Korea and 13 in Japan. Maintenance of patent portfolios, particularly outside of the United States, is expensive, and the process of seeking patent protection is lengthy and costly. While we intend to maintain our current portfolio of patents and to continue to prosecute our currently pending patent applications and file future patent applications when appropriate, the value of these actions may not exceed their expense. Existing patents and those that may be issued from any pending or future applications may be subject to challenges, invalidation or circumvention, and the rights granted under our patents may not provide us with meaningful protection or any commercial advantage. In addition, the protection afforded under the patent laws of one country may not be the same as that in other countries. This means, for example, that our right to exclusively commercialize a product in those countries where we have patent rights for that product can vary on a country-by-country basis. We also may not have the same scope of patent protection in every country where we do business.
Additionally, it is difficult and costly to monitor the use of our intellectual property. For example, we continue to invest in methods, tools and infrastructure for infusing AI capabilities into our operations and into our offerings; however AI-generated code and outputs may not be subject to copyright protection, potentially weakening our ability to enforce intellectual property rights against infringers or new competitors. Advances in AI may make it easier for unauthorized parties to copy or reverse engineer our technologies, including attempts to extract proprietary model capabilities or replicate our systems’ reasoning processes to develop competing products. Inability to effectively protect key components of our proprietary technology could affect the Company’s competitive position and performance. While these technologies present significant benefits, use of AI tools could expose us and our products to risks of unauthorized use and wide dissemination of our intellectual property by unknown or unauthorized recipients.

If we are unable to protect our proprietary technology and inventions through trade secrets, our competitive position and financial results could be adversely affected.
As noted above, we seek to protect our proprietary technology and innovations, particularly those relating to our products, though patents, trade secrets and other forms of intellectual property. While software and other forms of our proprietary works may be protected under copyright law, copyright registrations may not be available for all such works, and in some cases we have chosen not to register any copyrights in these works. In addition, intellectual property ownership for AI-generated works may not be available, and the scope of protection remains uncertain under current law in some countries. Where we consider protecting our software to be important but other intellectual property rights may not be available, we primarily rely on protecting our software as a trade secret. In the United States, trade secrets are protected under the federal Economic Espionage Act of 1996 and the Defend Trade Secrets Act of 2016 (the Defend Trade Secrets Act), and under state law, with many states having adopted the Uniform Trade Secrets Act (the UTSA) and several that have not. In addition to these federal and state laws inside the United States, under the World Trade Organization’s Trade-Related Aspects of Intellectual Property Rights Agreement (the TRIPS Agreement), trade secrets are to be protected by World Trade Organization member states as “confidential information.” Under the UTSA and other trade secret laws, protection of our proprietary information as trade secrets requires us to take steps to prevent unauthorized disclosure to third parties or misappropriation by third parties. In addition, the full benefit of the remedies available under the Defend Trade Secrets Act requires specific language and notice requirements to be present in the relevant agreements, which may not be present in all of our agreements. While we require our officers, employees, consultants, distributors, and existing and prospective customers and collaborators to sign confidentiality agreements and take various security measures to protect against unauthorized disclosure and misappropriation of our trade secrets, we cannot assure or predict that these measures will be sufficient. For example, these agreements may be breached, with or without our knowledge, and we may not have adequate remedies for any breach. Despite the precautions we may take, our trade secrets may be stolen, otherwise become known, or independently developed by competitors. The semiconductor industry is generally subject to a high turnover of employees, so the risk of trade secret misappropriation may be amplified. In addition, revealing confidential or trade secret information to AI tools, whether through an AI prompt or generated output, can result in the permanent loss of the trade secret protection and undermine our ability to obtain future patents covering related inventions or to otherwise protect related intellectual property. Some foreign countries do not currently provide effective legal protection for trade secrets and other proprietary information, and our ability to prevent unauthorized use of our proprietary information in those countries is therefore limited. If any of our trade secrets are subject to unauthorized disclosure or are otherwise misappropriated by third parties, our competitive position may be materially and adversely affected.
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
The semiconductor industry is rife with patent assertion entities and is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we receive communications from or are sued by third parties that allege that our products or technologies infringe their patent or other intellectual property rights. As a public company with an increased profile and visibility, we may receive similar communications in the future. Lawsuits or other proceedings resulting from allegations of infringement could subject us to significant liability for damages, invalidate our proprietary rights and harm our business. We may not prevail in lawsuits alleging patent infringement given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products, technologies or services from which we derive or expect to derive a substantial portion of our revenues were found to infringe on another company’s intellectual property rights, we could be subject to damages, an injunction and/or other equitable relief that would force the removal of such product from the market or we could be required to redesign such product, or take a license to the third-party technology, which could be costly. We could also be ordered to pay damages or other compensation, including punitive damages and attorneys’ fees to such other company. A negative outcome in any such litigation could also severely disrupt the sales of our marketed products to our customers or their customers, which in turn could harm our relationships with our customers, our market share and our product revenues. Even if we are ultimately successful in defending any intellectual property litigation, such litigation is expensive and time consuming, will divert our management’s attention from our business and may harm our reputation.
In the event that any third-party succeeds in asserting a valid claim against us or any of our customers, we could be forced to do one or more of the following:
■discontinue selling access to certain technologies that contain the allegedly infringing intellectual property, which would result in a decline in our revenue and could result in breach of contract claims by our affected customers and damage to our reputation;
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
We have entered into, including through entities we have acquired, and may enter into additional licenses and additional contracts with the U.S. government which contain customary provisions that give the government substantial and sometimes unilateral rights and remedies not typically found in commercial contracts, including the right to unilaterally modify the contract and terminate the contract for convenience. The future levels of expenditures and authorizations for defense-related programs by the U.S. government may decrease, remain constant or shift to programs in areas where we do not currently provide products, thereby reducing the chances that we will be awarded new contracts. In addition, these contracts subject a portion of our business to the statutes and regulations applicable to doing business with the government, including the Federal Acquisition Regulation (FAR) and also subject us to greater scrutiny by the government, which can initiate reviews, audits and investigations regarding our compliance with government contract requirements. New regulations or procurement requirements (including, for example, regulations regarding supply chain diligence and cybersecurity) or changes to current requirements could increase our costs and risk of non-compliance. In addition, if we fail to comply with government contracting laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (including treble damages and other penalties), or criminal law. In particular, the False Claims Act’s “whistleblower” provisions also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, damages, fines, or suspension, could adversely affect our ability to operate our business and our financial results.

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
Security breaches, computer malware, prolonged outages, and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers or partners. The size and complexity of our information systems make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or external service providers, vendors, or from attacks by malicious third parties and state-sponsored actors. Such attacks are increasing in their frequency, levels of persistence, levels of sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of our reliance on internet technology and the number of our employees who are working remotely, this may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition to unauthorized access to or acquisition of personal data, confidential information, intellectual property or other sensitive information, such attacks could include the deployment of harmful malware and ransomware, and may use a variety of methods, including denial-of-service attacks, phishing, social engineering and other means, to attain such unauthorized access or acquisition or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information. Like many other companies, we experience attempted cybersecurity actions on a frequent basis, and the frequency of such attempts could increase in the future. While we have invested in measures for the protection of data and information technology, there can be no assurance that our efforts will prevent or quickly identify service interruptions or security breaches. The techniques used by cybercriminals to obtain unauthorized access to systems or sabotage systems, or to disable or degrade services, change frequently, and may not be recognized when launched against a target and can originate from a wide variety of sources, including outside groups such as organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. We cannot assure that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages or breaches in our systems or those of our third-party service providers or partners. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us.
Data security breaches could also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental or regulatory investigation. For example, the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act, collectively the CCPA, includes a private right of action for security breaches that could lead to some form of remedy, as well as regulatory scrutiny, fines, private right of action settlements, and other consequences. Where a security incident involves a breach of security leading to the accidental or unlawful destruction, loss, alteration, unauthorized disclosure of, or access to, personal data in respect of which we are a controller or processor under the GDPR or U.K. GDPR, this could result in fines of up to €20.0 million or 4% of annual global turnover under the GDPR or £17.5 million or 4% of total annual revenue in the case of the U.K. GDPR. Under these laws, we may be required to notify such breaches to regulators and/or individuals which may result in us incurring additional costs. Moreover, any such compromise of our information security or that of our third parties could result in the misappropriation or unauthorized publication or other exploitation of our confidential business or proprietary information or personal information or that of other parties with which we do business, an interruption in our operations, the unauthorized transfer of cash or other assets, the unauthorized release of customer or employee data or a violation of privacy or other laws. In addition, computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products, or that otherwise exploit any security vulnerabilities, and any such attack could expose us to liability to customer claims. Any of the foregoing could irreparably damage our reputation and business, could have a material adverse effect on our results of operations, and cause us to incur significant costs, including legal expenses and remediation costs.
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
The global data protection landscape continues to evolve, and we are or may become subject to numerous state, federal and foreign laws, regulations, legal requirements, contractual obligations and industry standards regarding security, data protection and privacy, and any actual or perceived failure to comply with these requirements, obligations or standards could harm our reputation and business. If we are found to have violated any such laws or regulations in any such jurisdiction, we may be subject to enforcement actions that require us to change our business practices in a manner which may negatively impact our revenue, as well as expose us to litigation, fines, civil and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position. The evolution of new standards and enforcement practices may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future.
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
We are also subject to European Union rules with respect to cross-border transfers of personal data out of the EEA and the U.K. In addition to Standard Contractual Clauses (SCCs), which went into effect in June 2021, various alternative or supplemental transfer mechanisms have been adopted or proposed. In July 2023, the U.S. and EU announced the EU-U.S. Data Privacy Framework (DPF) which replaced Privacy Shield, and the U.K. Extension to the DPF became effective in October 2023; subject to ongoing legal, regulatory, and practical considerations, these serve as a lawful basis for transatlantic data transfer for companies to receive personal data from the EU, UK and Switzerland without additional safeguards. We currently rely on the SCCs to transfer personal data outside the EEA and the U.K., including to the United States and other jurisdictions. As supervisory authorities issue further guidance on personal data export mechanisms, or if existing mechanisms are invalidated, modified, or become subject to additional requirements, we could suffer additional costs, face operational disruption, complaints and/or regulatory investigations or fines.
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
The PIPL, CSL and DSL also specify rules for transferring personal information and the sui-generis category of “important data” out of the PRC. Compliance with applicable requirements may involve security assessments, obtaining certifications of group privacy standards by designated agencies, or entering into standard contracts (in approved form) with overseas recipients (to be filed with a PRC government agency) are among the requirements for transfer of personal data. All businesses in China additionally may require government approval to transfer any amount of “important data” generated within the PRC overseas.
These laws and regulations continue to evolve and may have an uncertain impact on our operations in the PRC and related compliance costs. In addition, these laws and regulations are drafted broadly and thus leave significant discretion to the relevant PRC authorities, increasing the uncertainty about how they will be interpreted and enforced in practice.

Although we make reasonable efforts to comply with all applicable data protection laws and regulations, our interpretations and such measures have been or may prove to be insufficient or incorrect. The effects of any applicable state, federal and international laws and regulations that are currently in effect or that may go into effect in the future are significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such laws and regulations. Allegations of non-compliance, whether or not true, could be costly, time consuming, and cause reputational harm. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards. Because the interpretation and application of privacy and data protection laws continue to evolve, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with one another or inconsistent with our existing data management practices or the features of our products and services. Any actual or perceived failure to comply with these and other data protection and privacy laws and regulations could result in regulatory scrutiny, investigations, enforcement actions, increased exposure to litigation, consent decrees, remediation obligations, civil or criminal penalties, or fines, any of which could harm our business. In addition, we or our third-party service providers may be required to materially alter our business operations or practices or modify our products and services, which could adversely affect our business. Any of the foregoing could result in additional cost and liability to us, damage our reputation, inhibit sales, and harm our business.
Risks Related to Legal, Regulatory, Accounting and Tax Matters
Our failure to comply with the large body of laws and regulations to which we are subject could materially harm our business.
We are subject to regulation by various governmental agencies in the United States and other jurisdictions in which we operate. These laws and regulations (and the government agency responsible for their enforcement in the United States) cover: radio frequency emission regulatory activities (Federal Communications Commission); antitrust regulatory activities (Federal Trade Commission and Department of Justice); consumer protection laws (Federal Trade Commission); import/export regulatory activities (Department of Commerce); product safety regulatory activities (Consumer Product Safety Commission); worker safety (Occupational Safety and Health Administration); environmental protection (Environmental Protection Agency and similar state and local agencies); employment matters (Equal Employment Opportunity Commission); and tax and other regulations by a variety of regulatory authorities in each of the areas in which we conduct business. In connection with our hardware security verification software solutions, we may be subject to regulations, including the U.S. Federal Acquisition Regulations, Defense Federal Acquisition Regulations (DFARS), or Department of Energy Acquisition Regulations (DEAR) either directly or as flow-down contract obligations from customers. In certain circumstances, failure to comply with these requirements, the terms of government contracts, or with other applicable regulations may result in fines and penalties, or loss of current or future business including with U.S. governmental agencies and their contractors for a period of time. In certain jurisdictions, regulatory requirements in one or more of these areas may be more stringent than in the United States.
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
We have extensive international operations, and a substantial portion of our business is conducted outside of the United States. Our operations are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the FCPA), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, as well as the anti-corruption, anti-bribery, and anti-money laundering laws in the countries where we do business. Anti-corruption laws are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, offering, soliciting, or accepting, directly or indirectly, improper payments or other benefits to or from any person whether in the public or private sector. The FCPA also requires publicly traded companies to maintain records that accurately and fairly represent their transactions, and to have an adequate system of internal accounting controls. As we increase our international sales and business, our risks under these laws may increase.
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
Exports of certain of our IP interconnect and other solutions are subject to export controls imposed by the U.S. government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the EAR, administered by the Bureau of Industry and Security (BIS), the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Certain of our solutions are subject to the EAR. Obtaining export licenses can be difficult, costly and time-consuming and we may not always be successful in obtaining necessary export licenses, and our failure to obtain required import or export approval for our products or limitations on our ability to export or sell our products imposed by these laws may harm our international and domestic revenue. Noncompliance with these laws could have negative consequences, including government investigations, penalties and reputational harm. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.
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
The U.S. federal government has increased its Entity List materially and expanded its regulatory scope with respect to semiconductors in recent years, which affects the range and number of customers, including Chinese customers, available to license our products and technology. There is additional risk that China and/or other jurisdictions may enact retaliatory legislation or regulations that may raise similar adverse risks. As more entities are added to restricted export control lists, we may need to seek U.S. government authorization, or forgo sales with such entities, potentially impacting our ability to attract and do business with new and existing customers. Export control and sanctions designations may be influenced by a variety of geopolitical, foreign policy, or national security considerations, which are outside of our control and may evolve rapidly, increasing uncertainty for our international operations.
We face risks associated with doing business in China.
For the nine months ended September 30, 2026, we derived 21.9% of our revenue from customers located in China. As a result, the economic, political, legal and social conditions in China could harm our business. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the IP we develop or license in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. We have observed sustained reports of intellectual property theft and misappropriation in China.
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
Political instability, changes in government, elections, or destabilizing political developments in or around the major countries and jurisdictions in which we do business have created challenges and an adverse business environment which in turn has impacted our business and financial condition. Worldwide and regional geopolitical tensions and conflicts, including but not limited to China, Hong Kong, Iran, Israel, Korea and Taiwan or where our customers are located, have resulted in changing regulatory requirements or other disruptions that have impacted and could continue to impact our international operations and operating strategies, global product demand and sales, access to global markets, hiring, and profitability. If a disaster, war or catastrophic event affects our ability to work with customers in any of these countries, including China, our business could be harmed by a decline in sales, increased contract expense, and substantial time spent on alternative demand generation. As a result of our growing operations in China, these risks could harm our business.
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
On October 7, 2022, BIS issued export controls related to the Chinese semiconductor manufacturing, advanced computing, and supercomputer industries imposing broad end-use and other restrictions on facilities in China that develop or produce semiconductor chips or manufacturing equipment, impacting our ability to license or support our products to entities in or doing business with certain advanced AI or “supercomputer” design companies, foundries and manufacturers of assemblies and components in China. On October 17, 2023, BIS issued regulations amending the October 7, 2022 rule. Then on December 2, 2024, BIS further expanded export controls on certain advanced semiconductors that can be used in advanced weapon systems and in AI and advanced computing products. These restrictions, and any subsequent restrictions, may have an adverse effect on our business, results of operations, or financial condition and we may no longer be able to license or support our products to certain companies in China. Furthermore, increased restrictions on China exports may lead to regulatory retaliation by the Chinese government and possibly further escalate geopolitical tensions, and any such scenarios may adversely impact our business. It is difficult to predict what further trade-related actions governments may take, whether the current U.S. presidential administration may impact such tensions, the extent to which we may be able to mitigate the effects of any trade-related actions, and the longer-term implications of trade-related actions on the market opportunities for us. The prospect of future export controls that are implemented in a similar manner may continue to have an ongoing impact on our business, results of operations, or financial condition.

There have been additional regulatory mandates from the U.S. government that affect our current and future sales and operations in China. Beginning on January 2, 2025, the U.S. Department of the Treasury’s Outbound Investment Security Program went into effect. Codified at 31 C.F.R. § 850.101 et seq., the Outbound Investment Security Program prohibits or requires notification of certain types of outbound investments by U.S. persons into certain entities located in or subject to the jurisdiction of China, Hong Kong, and Macau (as well as certain entities subject to Chinese ownership or control) that are engaged in the development of certain national security technologies and products (presently, certain semiconductors and microelectronics, quantum information technologies, and artificial intelligence technologies), as well as any other countries that are or may be designated under the program’s regulations. The 2026 U.S. National Defense Authorization Act (NDAA), which included the Comprehensive Outbound Investment National Security (COINS) Act of 2025, was signed on December 18, 2025 and expanded the U.S. outbound investment controls and introduced stricter notification and prohibitions for investments in sensitive technologies. Implementing regulations are expected by the U.S. Department of the Treasury within 450 days of enactment, and until such time, the 2025 rules remain in effect. As a result of the foregoing, we and our applicable subsidiaries may need to take appropriate steps to comply with these regulations and the cost of doing so, as well as any failure to comply, could have an adverse impact on our business, results of operations or financial condition.
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

■Our joint venture or investment partners may infringe the IP we assign or license to such joint venture, or the IP of other parties, which may be adverse to us and expose us to litigation and other potential liabilities.
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
Social and environmental responsibility regulations, policies and provisions, as well as customer and investor demands regarding the same may be difficult and expensive for us to comply with and may adversely affect our relationships with customers, investors and government regulators.
There is an increased focus on corporate social and environmental responsibility in the semiconductor industry. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions or requirements that their suppliers or partners should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose corporate social and environmental policies, practices and metrics. Legal and regulatory requirements, as well as investor expectations, on corporate social responsibility practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain. For example, the current U.S. presidential administration has a different view and approach to many social and environmental policies as compared to prior administrations and may result in us having to adopt positions that may be at odds with those of our customers and investors. If we are unable to comply, or are unable to cause our suppliers to comply, with such policies or provisions or meet the requirements of our customers and our investors, a customer may stop purchasing products from us or an investor may sell their shares, and may take legal action against us, which could harm our reputation, revenue and results of operations.
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
As a public company, we incur increased legal, accounting, compliance and other expenses that we did not previously incur as a private company. We are subject to the Exchange Act, including the reporting requirements thereunder, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and other applicable securities rules and regulations. These rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives, which divert their attention away from our core business operations and revenue-producing activities. Moreover, compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources, particularly after we are no longer an ‘‘emerging growth company.’’ Further, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which in turn could require us to incur substantially higher costs to obtain the same or similar coverage or accept reduced policy limits and coverage, which, if we accept such reduced policy limits and coverage, could make it more difficult for us to attract and retain qualified individuals to serve on our board of directors and as our executive officers. In addition, we may experience difficulty meeting applicable financial statement timing, auditing and reporting requirements under the Exchange Act. Any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and reduce the trading price of our common stock.
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
■the potential effects arising if U.S. inflationary, tariff and other trade and/or currency devaluation trends continue or increase;
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
If we or our existing stockholders, including current or former employees, sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of September 30, 2026, we had approximately 49.7 million shares of common stock outstanding.
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
As of September 30, 2026, K. Charles Janac, our President, Chief Executive Officer and Chairman, held voting power over approximately 16.8% of our outstanding voting stock. Therefore, this stockholder will have the ability to influence us through this ownership position. For example, this stockholder may be able to exercise significant influence over elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise could dilute the ownership and voting power of our other stockholders.
We have 300,000,000 shares of common stock authorized as of September 30, 2026. In addition, our Certificate of Incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our Certificate of Incorporation authorizes us to issue shares of common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock from time to time, for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, an acquisition, an investment, our stock incentive plans or otherwise. Such additional shares of our common stock or such other securities may be issued at a discount to the market price of our common stock at the time of issuance.
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
Although we have various insurance policies in place, the potential liabilities associated with litigation matters now or that could arise in the future could be excluded from coverage or, if covered, could exceed the coverage provided by such policies. In addition, insurance carriers may seek to rescind or deny coverage with respect to any claim or lawsuit. If we do not have sufficient coverage under our policies, or if coverage is denied, we may be required to make material payments to settle litigation or satisfy any judgment. Any of these consequences could harm our business.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arteris, Inc.	8-K	3.1	10-29-2021
3.2	Amended and Restated Bylaws of Arteris, Inc.	8-K	3.2	10-29-2021
4.1	Specimen Stock Certificate evidencing the shares of common stock.	S-1/A	4.1	10-18-2021
10.1†	Separation and Consulting Agreement by and between Nick Hawkins and Arteris, Inc.	10-Q	10.1	08-06-2026
10.2†	Offer Letter between Arteris, Inc. and Saurabh Sinha, dated July 16, 2026	8-K	10.1	08-06-2026
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).				X

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

†	Indicates a management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2026

Arteris, Inc.

By:	/s/ K. Charles Janac
Name:	K. Charles Janac
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Saurabh Sinha
Name:	Saurabh Sinha
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)